Form 10QSB
period 2006-11-30
Acadia Resources Inc.
filed 2007-02-27
CIK 1383006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended November 30, 2006

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period       to

            Commission File Number   333-139774



                              ACADIA RESOURCES INC.
          -----------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


             Nevada                                        Applied For

(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)			 No.)


875 Mount Royal Drive
Kelowna, British Columbia, Canada			V1Y 8R4

(Address of principal executive offices)        (Postal or Zip Code)


Issuer's telephone number, including area code:    250-860-6066


                                      None

         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [   ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,350,000 Shares of $0.001 par value Common Stock outstanding as of February 19, 2007.

                             ACADIA RESOURCES INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               NOVEMBER 30, 2006













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ACADIA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                                             ASSETS

                                                                                            NOVEMBER 30,          AUGUST 31,
                                                                                                2006                 2006
CURRENT ASSETS
       Cash                                                              $                     14,263       $          24,859

TOTAL ASSETS                                                             $                     14,263       $          24,859


                                              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts payable and accrued liabilities                          $                          -       $           8,050

       TOTAL CURRENT LIABILITIES                                                                    -                   8,050


STOCKHOLDERS' EQUITY
       Capital stock
         Authorized:
        75,000,000 common shares with a par value of
        $0.001
         Issued and outstanding:
        7,350,000 common shares                                                                 7,350                   7,350
       Additional paid-in-capital                                                              17,650                  17,650
       Deficit accumulated during the exploration stage                                       (10,737)                 (8,191)

TOTAL STOCKHOLDERS' EQUITY                                                                     14,263                  16,809

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $                     14,263            $     24,859

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)










                                                         SEE ACCOMPANYING NOTES
ACADIA RESOURCES INC.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)











                                         THREE MONTHS ENDED             THREE MONTHS ENDED      CUMULATIVE FROM
                                         NOVEMBER 30, 2006              NOVEMBER 30, 2005       MARCH 1, 2006 (INCEPTION)
                                                                                                TO NOVEMBER 30, 2006

       Bank charges and interest	$            46 		$            - 		$          187
       Mineral property                               -                              -                   7,500
       Office expenses                                -                              -                     550
       Professional fees                          2,500                              -                   2,500

Net loss                      		$        (2,546) 		$            - 		$      (10,737)


LOSS PER SHARE - BASIC AND DILUTED      $         (0.00)                       			$        (0.00)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            7,350,000



















                                                   - SEE ACCOMPANYING NOTES -

ACADIA RESOURCES INC.
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM MARCH 1, 2006 (INCEPTION) TO NOVEMBER 30, 2006
(UNAUDITED)


                                  	    NUMBER     PAR       ADDITIONAL   TOTAL      DEFICIT		TOTAL
                                   	    OF         VALUE     PAID-IN-     CAPITAL    ACCUMULATED
                                            COMMON               CAPITAL      STOCK      DURING THE
                                            SHARES                                       EXPLORATION STAGE

Balance, March 1, 2006         			-      $   -     $       -    $    -     $         -            $      -
May 30, 2006
  Subscribed for cash at $0.001             4,500,000    4,500           -     4,500               -       	   4,500
May 31, 2006
  Subscribed for cash at $0.005             1,000,000    1,000       4,000     5,000               -               5,000
June 21, 2006
  Subscribed for cash at $0.005 	      600,000      600       2,400     3,000                               3,000
June 28, 2006
  Subscribed for cash at $0.01        	      450,000      450       4,050     4,500                               4,500
July 26, 2006
  Subscribed for cash at $0.01        	      800,000      800       7,200     8,000         	                   8,000
Net loss                                                                                      (8,191)             (8,191)

Balance, August 31, 2006 (audited)          7,350,000  $ 7,350   $  17,650   $25,000     $    (8,191)     	$ 16,809
Net loss                                                                                      (2,546)             (2,546)
Balance, November 30, 2006
(unaudited)                                 7,350,000  $ 7,350   $  17,650   $25,000     $   (10,737)           $ 14,263
















                            SEE ACCOMPANYING NOTES


ACADIA RESOURCES INC.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)








                                         	THREE MONTHS ENDED             THREE MONTHS ENDED       CUMULATIVE FROM
                                         	NOVEMBER 30, 2006              NOVEMBER 30, 2005        MARCH, 2006 (INCEPTION)
                                                                                                	TO NOVEMBER 30, 2006



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   	$     (2,546) 			$          - 		$     (10,737)
  Adjustments to reconcile net loss to net cash
   Accounts payable and accrued liabilities           (8,050)                              -                        -


  Net cash used in operations                        (10,596)                              -                  (10,737)

CASH FLOWS FROM FINANCING ACTIVITIES
    Shares subscribed for cash                             -                               -                   25,000

  Net cash provided by financing activities                -                               -                   25,000


Net increase (decrease) in cash                       24,859                               -         	       14,263

Cash beginning                                                                                                      -              -

Cash ending                                     $     14,263 			$          -   		$      14,263


         SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for:

         Interest                               $          -      		$          -         	$          -
         Taxes                                  $          -      		$          -         	$          -





                                                       SEE ACCOMPANYING NOTES

    ACADIA RESOURCES INC.
    (An Exploration Stage Company)
                                                  Notes To The Financial Statements
    November 30, 2006
    (Unaudited)
    1.  NATURE AND CONTINUANCE OF OPERATIONS
        Acadia  Resources  Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on March 1, 2006, with an authorized capital of  75,000,000  common shares with a par value of $0.001.  The Company's year end is the end of August.
        The Company is in the exploration stage  of  its  resource  business.   During the year ended August 31, 2006, the Company
        commenced operations by issuing shares and acquiring a mineral property located  in  the  Province  of  British  Columbia,
        Canada.   The  Company  has  not yet determined whether this property contains reserves that are economically recoverable.
        The recoverability of costs incurred  for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation  of  the  Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure  requirements  under  the  property  agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.
        These financial statements have been prepared on a going concern basis which assumes the Company will be able  to  realize its  assets  and  discharge  its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception  resulting in an accumulated deficit of $10,737 as at November 30, 2006 and further losses are anticipated in the development  of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue  as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary  financing  to  meet  its  obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance  operating  costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

        UNAUDITED INTERIM FINANCIAL STATEMENTS

        The  accompanying  unaudited  interim  financial  statements  have  been  prepared in accordance with  generally  accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form
        10-QSB of Regulation S-B. They may not include all information and footnotes  required  by  US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information  disclosed  in  the notes  to  the financial statements for the initial period ended August 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial  statements  included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting  solely  of  normal  recurring  adjustments, have been made. Operating results for the period ended November 30, 2006 are not necessarily indicative of the  results  that  may  be  expected for the year ending
        August 31, 2007.

    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        Basis of Presentation
        The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.
                                                        Exploration Stage Company
        The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.





    ACADIA RESOURCES INC.
    (An Exploration Stage Company)
                                                  Notes To The Financial Statements
    November 30, 2006
    (Unaudited)
    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                            Mineral Interests
        Mineral  property  acquisition, exploration and development costs are expensed as incurred until  such  time  as  economic
        reserves are quantified.   To  date  the  Company  has  not  established  any  proven  or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset  Retirement  Obligations"  which establishes  standards  for  the  initial  measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at  November  30,  2006,  any  potential  costs relating to the retirement of the
        Company's mineral property interest has not yet been determined.

        Use of Estimates and Assumptions
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities  and  disclosure  of  contingent assets  and  liabilities at the date of the financial statements and the reported amounts of revenues and expenses  during the period.  Actual results could differ from those estimates.

        Environmental Costs
        Environmental  expenditures  that  relate  to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused  by  past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded  when  environmental assessments and/or remedial efforts are probable, and  the  cost can be reasonably estimated.  Generally, the timing  of  these  accruals  coincides  with  the  earlier  of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

        Income Taxes
        The Company  follows  the  liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized  for  the  estimated  tax  consequences  attributable  to differences between the financial
        statement carrying values and their respective income tax basis (temporary differences).   The  effect  on deferred income
        tax  assets  and  liabilities  of a change in tax rates is recognized in income in the period that includes the  enactment date.

        At November 30, 2006 a full deferred  tax  asset  valuation allowance has been provided and no deferred tax asset has been recorded.

        Basic and Diluted Loss Per Share
        The Company computes loss per share in accordance with  SFAS  No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement  of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average  number of outstanding common shares during the period.  Diluted  loss  per share gives effect to all dilutive potential common  shares  outstanding  during  the  period.
        Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.
        The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.





    ACADIA RESOURCES INC.
     (An Exploration Stage Company)
                                                  Notes To The Financial Statements
    November 30, 2006
    (Unaudited)
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Stock-based Compensation
        In December 2004, the FASB  issued  SFAS  No.  123R,  "Share-Based  Payment", which replaced SFAS No. 123, "Accounting for
        Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting  for Stock Issued to Employees". In January 2005,
        the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin  ("SAB") No. 107,  "Share-Based  Payment",
        which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments  to employees,  including  grants  of  employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No.  123R  was  to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued  a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the  next  reporting  period as required by SFAS No. 123R. The pro-
        forma  disclosures  previously  permitted  under  SFAS No. 123 no longer will be an  alternative  to  financial  statement recognition. Under SFAS No. 123R, the Company must  determine  the  appropriate  fair  value  model to be used for valuing share-based  payments,  the amortization method for compensation cost and the transition method to  be  used  at  date  of adoption.

        The transition methods include  prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of  the  beginning  of  the  year of adoption or for  all  periods  presented.  The  prospective method requires that compensation expense  be recorded for  all  unvested  stock  options  and  restricted  stock  at  the beginning of the first quarter of adoption of SFAS No. 123R,  while  the  retroactive methods  would  record  compensation
        expense  for  all unvested stock options and restricted stock  beginning  with the first period  restated.  The    Company
        adopted the  modified  prospective  approach  of  SFAS  No.  123R  for  the  year ended  August  31, 2006. The Company did not record  any  compensation  expense  for the  period ended November 30,  2006  because  there  were  no  stock  options outstanding prior to the adoption or at November 30, 2006.

        Recent Accounting Pronouncements
        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of  FASB
        Statements  No.  133 and 140", to simplify  and  make  more  consistent the  accounting for certain financial instruments.
        SFAS No. 155 amends  SFAS  No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging  Activities", to permit fair value re-measurement for any  hybrid  financial  instrument  with  an  embedded  derivative that otherwise  would  require bifurcation, provided that the  whole instrument  is  accounted  for on  a fair value  basis. SFAS No. 155 amends SFAS No.
        140, "Accounting for the Impairment or Disposal of  Long-Lived Assets",  to  allow  a  qualifying  special-purpose  entity to  hold  a  derivative  financial  instrument  that  pertains  to  a  beneficial  interest  other than another derivative financial instrument. SFAS No. 155 applies to  all financial  instruments  acquired  or  issued  after the beginning of an entity's first fiscal year that begins after  September  15, 2006,  with  earlier application  allowed. This  standard  is not  expected  to  have  a  significant  effect  on  the  Company's  future reported  financial  position  or  results  of operations.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement
        No. 140,  Accounting   for  Transfers  and  Servicing  of  Financial   Assets  and  Extinguishments  of Liabilities". This
        statement  requires  all  separately recognized  servicing assets and servicing  liabilities be initially measured at fair value,  if  practicable,  and  permits  for subsequent measurement using either fair  value measurement  with  changes  in fair value reflected in earnings or the  amortization  and impairment requirements of Statement  No. 140.  The  subsequent
        measurement  of  separately  recognized   servicing  assets  and  servicing  liabilities  at  fair  value  eliminates  the necessity for  entities  that  manage  the risks inherent in servicing assets and  servicing liabilities  with derivatives
        to  qualify   for  hedge  accounting  treatment  and  eliminates  the  characterization  of  declines  in  fair  value  as impairments  or  direct  write-downs.  SFAS  No. 156  is  effective  for  an entity's first fiscal  year  beginning  after
        September 15, 2006.  This adoption of this statement  is  not  expected to  have  a  significant  effect  on the Company's future reported financial position or results of operations.

ACADIA RESOURCES INC.
(An Exploration Stage Company)
                                                 Notes To The Financial Statements
August 31, 2006
(Unaudited)
3.       MINERAL INTERESTS
         On June 27, 2006, the Company entered into a mineral  property  purchase  agreement  to  acquire a  100% interest  in one
	 mineral claim located in the Clinton Mining Division, BC for total consideration of $7,500.
         The mineral interest is held in trust for the Company by the  vendor  of  the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.  	 COMMON STOCK
    	 The total number of common shares authorized that may be issued by the  Company is 75,000,000 shares with a par value  of
    	 one tenth of one cent ($0.001) per share and no other class of shares is authorized.
    	 During the year ended August 31, 2006, the Company issued 7,350,000 shares of common  stock for  total cash  proceeds  of
	 $25,000. At November 30, 2006 there were no outstanding stock options or warrants.

5.  	 INCOME TAXES
   	 As of November 30, 2006, the Company had net operating loss carry forwards of approximately $10,737 that may be available
   	 to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have
	 not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly,
	 the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

On June 27, 2006, we entered into an agreement with Klondike Bay Resources of Garson, Ontario wherein they agreed to sell to us four mineral claims located approximately 70 kilometers northwest of Gold Bridge, British Columbia (the "Taseko Property")in an area having the potential to contain zinc, copper, arsenic, gold and silver mineralization or deposits. During the current fiscal year we obtained a geological summary report prepared by an independent geologist on the Taseko Property, and this report provided us with recommendations for additional exploration on the property. We anticipate that the first phase of this program will cost approximately $6,200. We have not yet been able to access the property to commence the work recommended by the report due to seasonal conditions.

Our plan of operation is to conduct exploration work on the Taseko Property in order to ascertain whether it possesses economic quantities of copper, zinc, arsenic or silver. There can be no assurance that economic mineral deposits or reserves exist on the Taseko Property until the appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.


Even if we complete our proposed exploration programs on the Taseko property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.


We anticipate spending the following over the next 12 months on administrative fees:

  *         $2,000 on legal fees
  *         $5,000 on accounting and audit fees
  *         $1,500 on EDGAR filing fees
  *         $6,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $20,700.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Taseko property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.



RESULTS OF OPERATIONS FOR THE PERIOD ENDED NOVEMBER 30, 2006

We did not earn any revenues during the three-month period ended November 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Taseko Property, which is doubtful.

We incurred operating expenses in the amount of $2,546 for the three-month period ended November 30, 2006. These operating expenses were comprised of bank charges and interest of $46, and professional fees of $2,500.


At November 30, 2006, we had total assets of $14,263, consisting entirely of cash, and no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006. This evaluation was conducted by James H. Donahue, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, James H. Donahue, our director, president, chief executive officer, secretary, principal accounting officer and treasurer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2007


Acadia Resources Inc.


/s/ James H. Donahue
------------------------------
James H. Donahue, President