Form 10QSB
period 2007-02-28
Acadia Resources Inc.
filed 2007-04-16
CIK 1383006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended February 28, 2007

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period       to

            Commission File Number   333-139774



                              ACADIA RESOURCES INC.
           -----------------------------------------------------------

   	(Exact name of small Business Issuer as specified in its charter)


             Nevada                                        Applied For
-------------------------------			----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)			No.)

875 Mount Royal Drive
Kelowna, British Columbia, Canada			V1Y 8R4
----------------------------------------	----------------------------
(Address of principal executive offices)        (Postal or Zip Code)


Issuer's telephone number, including area code:        250-860-6066


                                    None

(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,350,000 Shares of $0.001 par value Common Stock outstanding as of April 13, 2007.

                             ACADIA RESOURCES INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FEBRUARY 28, 2007

                                  (UNAUDITED)











BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ACADIA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                                     ASSETS

                                                                             FEBRUARY 28,         AUGUST 31,
                                                                                 2007                2006
CURRENT ASSETS
          Cash                                                       $             10,810   	$         24,859

TOTAL ASSETS                                                         $             10,810       $         24,859


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
          Accounts payable and accrued liabilities                   $                  -           $      8,050

          TOTAL CURRENT LIABILITIES                                                     -                  8,050


STOCKHOLDERS' EQUITY
          Capital stock
            Authorized:
            75,000,000 common shares with a par value of $0.001
          Issued and outstanding:
           7,350,000 common shares                                                  7,350                  7,350
          Additional paid-in-capital                                               17,650                 17,650
          Deficit accumulated during the exploration stage                        (14,190)                (8,191)

TOTAL STOCKHOLDERS' EQUITY                                                         10,810                 16,809

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $             10,810           $     24,859

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)











                                                  SEE ACCOMPANYING NOTES

ACADIA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)





                                                                                                                      Cumulative
                          Three Months Ended      Three Months Ended      Six Months Ended      Six Months Ended         from
                           February 28, 2006       February 28, 2007     February 28, 2006     February 28, 2007       March 1,
                                                                                                                         2006
                                                                                                                     (Inception)
                                                                                                                          to
                                                                                                                     February 28
                                                                                                                         2007

Bank charges and interest          $     20       $          - 		$          66   	$         - 	     $    207
Mineral property                                             -                                            -             7,500
Office expenses                                              -                                            -               550
Professional fees                     3,433                  -                                            -             5,933


Net loss             		   $  3,453        $         -          $       5,933          $          -   	     $(14,190)

LOSS PER SHARE -                   $  (0.00)       $     (0.00)         $       (0.00)         $      (0.00)         $  (0.00)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                   7,350,000                                7,350,000
OUTSTANDING



















                                                     SEE ACCOMPANYING NOTES




ACADIA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM MARCH 1, 2006 (INCEPTION) TO FEBRUARY 28, 2007


                                 	     NUMBER     PAR       	ADDITIONAL   TOTAL      DEFICIT
                               		     OF         VALUE     	PAID-IN-     CAPITAL    ACCUMULATED
                                             COMMON               	CAPITAL      STOCK      DURING THE EXPLORATION      TOTAL
                                             SHARES                                       	STAGE

Balance, March 1, 2006         			- 	$    -     	$       -    $          $         -                 $
May 30, 2006
  Subscribed for cash at $0.001              4,500,000   4,500                  -      4,500       	  -       	     4,500
May 31, 2006
  Subscribed for cash at $0.005              1,000,000   1,000         	    4,000      5,000              -       	     5,000
June 21, 2006
  Subscribed for cash at $0.005                600,000     600              2,400      3,000                                 3,000
June 28, 2006
  Subscribed for cash at $0.01                 450,000     450              4,050      4,500                                 4,500
July 26, 2006
  Subscribed for cash at $0.01                 800,000     800              7,200      8,000                                 8,000
Net loss                                                                                             (8,191)                (8,191)

Balance, August 31, 2006 (audited)     	     7,350,000  $7,350            $17,650  $  25,000    $    (8,191)     	   $16,809
Net loss                                                                                             (5,999)     	    (5,999)
Balance, February 28, 2007 (unaudited)       7,350,000  $7,350            $17,650  $  25,000    $   (14,190)     	   $10,810




























                            SEE ACCOMPANYING NOTES

ACADIA RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                         THREE MONTHS ENDED  THREE MONTHS ENDED  SIX MONTHS ENDED  SIX MONTHS ENDED	CUMULATIVE FROM
                                         FEBRUARY 28, 2006   FEBRUARY 28, 2007   FEBRUARY 28, 2006 FEBRUARY 28, 2007  	MARCH 1, 2006
															(INCEPTION) TO
                                                                                                			FEBRUARY 28, 2007



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   	$     - 	    $   3,453 		$     -		  $( 5,999)	     $(14,190)
  Adjustments to reconcile net loss
  to net cash
  Accounts payable and accrued liabilities            -                     -                 -		   ( 8,050)


  Net cash used in operations                         -                     -                 -  	   (14,049)	      (14,190)

CASH FLOWS FROM FINANCING ACTIVITIES
    Shares subscribed for cash                        -                     -          	      -                  -	       25,000

  Net cash provided by financing activities           -                     -          	      -                  -	       25,000


Net increase (decrease) in cash                       -                (3,453)       	      -            (14,049)	       10,810

Cash beginning                                                         14,263                               24,859 		  -

Cash ending                                     $     - 	    $  10,810          	$     -		  $ 10,810	     $ 10,810

    SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for:

         Interest                               $     -      	    $       -         	$     -		  $      -	     $    -
         Taxes                                  $     -      	    $       -         	$     -		  $      -	     $    -









                                                       SEE ACCOMPANYING NOTES

    ACADIA RESOURCES INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    February 28, 2007
    (Unaudited)

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

        These financial statements have been prepared on a going concern basis which assumes the Company will be able  to  realize its  assets  and  discharge  its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception  resulting in an accumulated deficit of $14,190 as at February 28, 2007 and further losses are anticipated in the development  of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue  as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary  financing  to  meet  its  obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance  operating  costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

        UNAUDITED INTERIM FINANCIAL STATEMENTS

        The  accompanying  unaudited  interim  financial  statements  have  been  prepared in accordance with  generally  accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form
        10-QSB of Regulation S-B. They may not include all information and footnotes  required  by  US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information  disclosed  in  the notes  to  the financial statements for the initial period ended August 31, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial  statements  included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting  solely  of  normal  recurring  adjustments, have been made. Operating results for the period ended February 28, 2007 are not necessarily indicative of the  results  that  may  be  expected for the year ending
        August 31, 2007.

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





    ACADIA RESOURCES INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    February 28, 2007
    (Unaudited)

    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Mineral Interests

        Mineral  property  acquisition, exploration and development costs are expensed as incurred until  such  time  as  economic
        reserves are quantified.   To  date  the  Company  has  not  established  any  proven  or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset  Retirement  Obligations"  which establishes  standards  for  the  initial  measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at  February  28,  2007,  any  potential  costs relating to the retirement of the
        Company's mineral property interest has not yet been determined.

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

        At February 28, 2007 a full deferred  tax  asset  valuation allowance has been provided and no deferred tax asset has been recorded.

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






    ACADIA RESOURCES INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    February 28, 2007
    (Unaudited)

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

        The transition methods include  prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of  the  beginning  of  the  year of  adoption  or  for all  periods presented.  The prospective method requires that compensation expense be  recorded for  all  unvested  stock  options  and  restricted  stock  at  the beginning of the first quarter of adoption  of SFAS  No. 123R,  while  the retroactive  methods  would record compensation expense  for  all unvested stock  options and restricted stock beginning  with  the  first  period restated.  The  Company adopted  the  modified  prospective  approach  of  SFAS  No.  123R  for the year ended  August 31, 2006.  The Company  did not record  any  compensation expense for the period  ended  February  28,  2007  because  there  were  no  stock  options outstanding  prior  to the adoption or at February 28, 2007.

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

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement
        No. 140,  Accounting  for  Transfers  and  Servicing  of  Financial  Assets  and  Extinguishments  of  Liabilities".  This
        statement  requires  all separately  recognized  servicing  assets and servicing liabilities be initially measured at fair value,  if practicable, and  permits  for  subsequent  measurement using either fair  value measurement  with  changes  in fair value reflected in earnings or the amortization and  impairment  requirements  of  Statement  No. 140. The subsequent
        measurement  of  separately   recognized  servicing  assets  and  servicing  liabilities  at  fair  value  eliminates  the necessity for entities that  manage  the risks inherent in servicing assets and  servicing  liabilities  with  derivatives
        to  qualify  for  hedge  accounting   treatment  and  eliminates  the   characterization  of  declines in  fair  value  as
        impairments  or  direct  write-downs.  SFAS  No.  56  is effective  for  an  entity's first fiscal  year  beginning  after
        September 15, 2006.  This adoption of this statement  is  not  expected  to  have  a  significant  effect on the Company's future reported financial position or results of operations.

ACADIA RESOURCES INC.
(An Exploration Stage Company)
Notes To The Financial Statements
February 28, 2007
(Unaudited)
3.    MINERAL INTERESTS

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

5.    INCOME TAXES

      As  of  February  28, 2007, the Company had net operating loss carry forwards of approximately $14,190 that may be available to reduce future years'  taxable income through 2027. Future tax benefits which may arise as a result  of these losses  have not been recognized in these financial  statements, as their realization is determined not likely to occur and  accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED NOVEMBER 30, 2006

We did not earn any revenues during the three-month period ended February 28, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Taseko Property, which is doubtful.

We did not incur any operating expenses for the three-month period ended February 28, 2007.

At February 28, 2007, we had total assets of $10,810, consisting entirely of cash, and no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2007. This evaluation was conducted by James H. Donahue, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

April 13, 2007


Acadia Resources Inc.


/s/ James H. Donahue
------------------------------
James H. Donahue, President