Form 10QSB
period 2007-05-31
Acadia Resources Inc.
filed 2007-07-06
CIK 1383006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

    [X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the period ended May 31, 2007

    [   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period ____________________ to ____________________

Commission File Number   333-139774

ACADIA RESOURCES INC.

 (Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

875 Mount Royal Drive
Kelowna, British Columbia, Canada	V1Y 8R4
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:  250-860-6066

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,350,000 Shares of $0.001 par value Common Stock outstanding as of July 3, 2007.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ACADIA RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2007

(UNAUDITED)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	May 31 ,	August 31,
Assets	2007	2006
Current Assets
Cash	$ 3,125	$ 24,859

Total Assets	$ 3,125	$ 24,859

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$ -	$ 8,050

Total Current Liabilities	-	8,050

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(21,875)	(8,191)

Total stockholders’ equity	3,125	16,809

Total liabilities and stockholders’ equity	$ 3,125	$ 24,859

Nature and continuance of operations (Note 1)

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2007	Three Months Ended May 31, 2006	Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006	Cumulative from March 1, 2006 (Inception) to May 31, 2007

Bank charges and interest	$ 24	$ 12	$ 90	$ 12	$ 231
Mineral property	-	-	-	-	7,500
Office expenses	-	-	-	-	550
Professional fees	2,436	-	8,369	-	8,369
Transfer and filing fees	5,225	-	5,225	-	5,225

Net loss	$ (7,685)	$ (12)	$ (13,684)	$ (12)	$ (21,875)

Loss per share – Basic and diluted	$ (0.00)		$ (0.00)		$ (0.00)

Weighted Average Number of Common Shares Outstanding	7,350,000		7,350,000

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the Exploration stage	Total

Balance, March 1, 2006	-	$ -	$ -	$ -	$ -	$ -
May 30, 2006
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
May 31, 2006					-
Subscribed for cash at $0.005	1,000,000	1,000	4,000	5,000	-	5,000
June 21, 2006					-
Subscribed for cash at $0.005	600,000	600	2,400	3,000		3,000
June 28, 2006
Subscribed for cash at $0.01	450,000	450	4,050	4,500		4,500
July 26, 2006
Subscribed for cash at $0.01	800,000	800	7,200	8,000		8,000
Net loss					(8,191)	(8,191)

Balance, August 31, 2006 (audited)	7,350,000	$ 7,350	$ 17,650	$ 25,000	$ (8,191)	$ 16,809
Net loss					(13,684)	(13,684)

Balance, May 31, 2007 (unaudited)	7,350,000	$ 7,350	$ 17,650	$ 25,000	$ (21,875)	$ 3,125

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31, 2007	Three Months Ended May 31, 2006	Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006	Cumulative from March 1, 2006 (Inception) to May 31, 2007

Cash flows from operating activities
Net loss	$ (7,685)	$ (12)	$ (13,684)	$ (12)	$ (21,875)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	-	-	(8,050)	-	-

Net cash used in operations	(7,685)	(12)	(21,734)	(12)	(21,875)

Cash flows from financing activities
Shares subscribed for cash	-	-	-	-	25,000

Net cash provided by financing activities	-	-	-	-	25,000

Net increase (decrease) in cash	(7,685)	(12)	(21,734)	(12)	3,125

Cash beginning	10,810	-	24,859	-	-

Cash (Overdraft) ending	$ 3,125	$ (12)	$ 3,125	$ (12)	$ 3,125

Supplemental cash flow information:
Interest	-	-	-	-	-
Taxes	-	-	-	-	-

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Notes To The Financial Statements

May 31, 2007

(Unaudited)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Acadia Resources Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on March 1, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end is the end of August.  The Company is in the exploration stage of its resource business.  During the year ended August 31, 2006, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $21,875 as at May 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007 included in the Company’s filings with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

May 31, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2007, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

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

At May 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Notes To The Financial Statements

May 31, 2007

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended May 31, 2007 because there were no stock options outstanding prior to the adoption or at May 31, 2007.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Notes To The Financial Statements

May 31, 2007

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

During the year ended August 31, 2006, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. At May 31, 2007 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of May 31, 2007, the Company had net operating loss carry forwards of approximately $21,875 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Item 2.  Plan of Operation

On June 27, 2006, we entered into an agreement with Klondike Bay Resources of Garson, Ontario wherein they agreed to sell to us four mineral claims located approximately 70 kilometers northwest of Gold Bridge, British Columbia (the “Taseko Property”)in an area having the potential to contain zinc, copper, arsenic, gold and silver mineralization or deposits. During the current fiscal year we obtained a geological summary report prepared by an independent geologist on the Taseko Property, and this report provided us with recommendations for additional exploration on the property. We anticipate that the first phase of this program will cost approximately $6,200. We have not yet accessed the property to commence the work recommended by the report due to seasonal conditions.

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

Results of Operations for the Period Ended November 30, 2006

We did not earn any revenues during the three-month period ended May 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Taseko Property, which is doubtful.

We incurred operating expenses in the amount of $7,685 for the three-month period ended May 31, 2007. These operating expenses were comprised of bank charges and interest of $24, transfer and filing fees of $2,436 and professional fees of $5,225.

At May 31, 2007, we had total assets of $3,125, consisting entirely of cash, and no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007.  This evaluation was conducted by James H. Donahue, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

PART II - OTHER INFORMATION

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

July 3, 2007

Acadia Resources Inc.

/s/ James H. Donahue

James H. Donahue, President