Form 10KSB
period 2007-08-31
Acadia Resources Inc.
filed 2007-10-19
CIK 1383006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[   ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-139774

Acadia Resources Inc.

(Name of small business issuer in its charter)

Nevada	98-0550703
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

109-565 Bernard Ave.

Kelowna B.C. V1Y 8R4

(Address of principal executive offices)

250-860-6066

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                               No     [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes  [X]                               No     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]        No   [   ]

State issuer’s revenues for its most recent fiscal year:      Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$28,500 as at October 17, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,350,000 shares of common stock as at October 17, 2007

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We intend to commence operations as an exploration stage company. We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We own a 100% interest in four mineral claims known as the Taseko property. There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our plan of operation is to conduct exploration work on the Taseko property in order to ascertain whether it possesses economic quantities of copper, zinc, arsenic and silver.  There can be no assurance that economic mineral deposits or reserves exist on the Taseko property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Taseko property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Taseko Property Purchase Agreement

On June 27, 2006, we entered into an agreement with Klondike Bay Resources of Garson, Ontario, wherein they agreed to sell to us four mineral claims  (the “Taseko Property) located approximately 70 kilometers northwest of Gold Bridge, British Columbia in an area having the potential to contain zinc, copper, arsenic, gold and silver mineralization or deposits.  In order to acquire a 100% interest in these claims, we paid $7,500 to Klondike Bay Resources.

Description, Location and Access

The Taseko-Acadia Mountain property is located in the Chilcotin Mountain Range 60 kilometers northwest of Gold Bridge, B.C. Tributaries of Beece Creek and Chita Creek, which flow into the Taseko River and Taseko Lakes respectively, drain the glacial meltwaters from the property. The property covers highly rugged, glaciated terrain well above the tree line at an average elevation of 2600 meters.

Road access to within 6 kilometers of the property is possible from a dirt road that heads south from Hanceville (Williams Lake area) to the Taseko Lakes. Helicopters must be used to cover the remaining six kilometers to the property.

The Taseko Claim

The Taseko property consists of one mineral claim.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.

Claim details are as follows:

Claim Name	Record Number	Expiry Date
Taseko	539329	August 14, 2008

Mineralization

The area of the Taseko claim is mapped as being underlain by Cretaceous – Jurassic Age plutonic rocks, that is, rocks that vary from 65 to 206 million years old.  Plutonic rocks are created when a mass of molten rock cools below the earth’s surface.  Volcanic boulders containing sulphides were located in drainages south of the claim probably represent rock types on the claim.  Sulphides are compounds containing sulphur and one additional element, which are often associated with valuable mineralization.

Exploration History

As a result of a preliminary gold reconnaissance program conducted in August 1981 the claims were initially staked to cover a highly gossanous ridge of pyroclastic rocks containing anomalous values in copper, zinc, arsenic and gold. This anomalous area was located from stream silt sampling which formed the basis of the program, and from prospecting the streams. Five days were spent by a two man field party in August 1982 geological mapping and taking additional samples to narrow down the anomalous areas.

Geological Assessment Report: Taseko Property

We have obtained a geological summary report on the Taseko property that was prepared by Ms. Amanda Tremblay, a geologist, of Ottawa, Ontario, Canada. She holds a Bachelor of Science degree in geology with Honors, from Queen’s University in Kingston, Ontario. The report discusses the geology of the area surrounding and particular to the Taseko property, and makes a recommendation for further exploration work.

In her report, Ms. Tremblay says that the Taseko property covers a highly gossanous ridge of pyroclastic rocks containing anomalous values in copper, zinc, arsenic, and gold.  She states that the gossanous zones appear to be shear or dyke structures, but cautions that they have yet to be examined closely. She is of the opinion that the source of the mineralization in these structures is most likely related to a small gossanous and sulphide rich intrusive located in their immediate vicinity. She states that the mineralization in the gossanous zones varies from fine disseminations of pyrite and arsenopyrite to stockwork veins containing pyrite, pyrrhotite, chalcopyrite and sphalerite. She is of the opinion that highly anomalous gold and silver values are associated with gossanous zones containing the higher base metal values. She is of the opinion that this data provides enough information to warrant further investigation to confirm the work and showings noted to date.

Conclusions

Ms. Tremblay, the author of the geological report on the Taseko property, believes that the area has potential for zinc, copper, arsenic and silver mineralization.  She is of the opinion, based on the results of previous works, that a new land and electronic grid for the property be established. She recommends the implementation of a concentrated geological mapping and sampling program, as well as geophysical and geochemical surveys. Based on the results of the foregoing the feasibility of undertaking a diamond drill hole would be determined and completed. From there, areas of interest can be further delineated.

Proposed Budgets for Phase One and Phase Two

Proposed Budget for Phase One

Line cutting
(Grid Establishment)
10 km @ $375.00 per km	$3750.00
Prospecting, Geological Mapping, Consultation and Interpretation	1250.00

Total	$5000.00

Proposed Budget for Phase Two

Geophysical Surveys
MAG-VLF-EM Survey
10 km @ $600.00 per km	$6000.00
Mapping, Report Writing and Interpretation	4000.00

Total	$10000.00

Results of Phase One Exploration Program

In the first two weeks of July, 2007 we conducted additional exploration work on the property in the furtherance of our Phase One exploration program. This consisted of the establishment of an exploration grid of approximately eight kilometers in size. During the course of traversing the grid lines no significant indicators of mineralization were found by our personnel on site, and it was recommended that no further exploration work on the property be undertaken as a result. Notwithstanding the foregoing, we will maintain the property as an asset until a final decision on the matter of further exploration on the property is made.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the Taseko claim, we will not have to seek any government approvals prior to conducting exploration, as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (BCDM).

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

With respect to the mechanized trenching or drilling – a plan of operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days.  We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance).  The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling.  Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the British Columbia Ministry of Forests.  This usually takes less than 30 days to obtain.  We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees.  If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.  There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00).

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the Taseko claim, and therefore we will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Taseko claim.  While we have sufficient funds to conduct a portion of proposed exploration, we will need additional funds to complete all proposed exploration and to exercise the option to purchase the Taseko claim under the option agreement.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and may not be able to find such financing if required.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have only recently commenced exploration on the Taseko claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on March 1, 2006 and to date have been involved primarily in organizational activities, the acquisition of an interest in the Taseko claim and preliminary exploration on the property.  We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Taseko property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is a substantial risk that our business will fail.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  In all probability, the Taseko claim does not contain any reserves and funds that we spend on exploration will be lost.  As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

In the first two weeks of July, 2007 we conducted additional exploration work on the property in the furtherance of our Phase One exploration program. This consisted of the establishment of an exploration grid of approximately eight kilometers in size. During the course of traversing the grid lines no significant indicators of mineralization were found by our personnel on site, and it was recommended that no further exploration work on the property be undertaken as a result.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended August 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on the Taseko claim, we may not be able to successfully commence commercial production unless we receive additional funds, of which there is no guarantee.

The Taseko claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the Taseko claim into commercial production.  We may not be able to obtain such financing.

Because our sole director owns 61.2% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our director owns approximately 61.2% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. James Donahue, intends to devote approximately 20% of his business time, providing his services to us.  While Mr. Donahue presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Donahue from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because our sole director has no technical experience in mineral exploration, our business has a higher risk of failure.

Our sole director has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A purchaser is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in the four mineral claims comprising the Taseko property.  We purchased this claim from Klondike Bay Resources of Garson, Ontario for a cash payment of $7,500.  We do not own any real property interest in any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol “AADI”.  However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on May 24, 2007.

We have 30 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to make a final decision on whether to complete the recommended phase two exploration program on the Taseko claim consisting of a geophysical surveys and geological mapping, and to carry out and complete Phase Two if we do decide to proceed. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program. The phase two program will cost approximately $10,000.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $25,000.

We do not have sufficient funds on hand to cover our anticipated administrative expenses, and we will require additional funding in order to cover additional exploration on the Taseko claim and the balance of our operating costs.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For The Fiscal Year Ended August 31, 2007

We did not earn any revenues during the fiscal year ended August 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Tasko property, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $31,897 in the fiscal year ended August 31, 2007 as compared to expenses of $8,191 in fiscal 2006.  These operating expenses were comprised of bank charges and interest costs of $129, filing and transfer agent fees of $16,615, mineral property expenses of $2,830, and professional fees of $12,897. At August 31, 2007, our assets consisted of $14 in cash.  At the same date, our liabilities consisted of loans from related parties of $15,102.

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

ITEM 7:  FINANCIAL STATEMENTS

ACADIA RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Acadia Resources, Inc.

Kelowna, British Columbia

I have audited the accompanying balance sheets of Acadia Resources, Inc., an exploration stage company, as of August 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2007, the period from March 1, 2006 (inception) through August 31, 2006, and for the period from March 1, 2006 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acadia Resources, Inc. as of August 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2007, the period from March 1, 2006 (inception) through August 31, 2006, and for the period from March 1, 2006 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 10, 2007	RONALD R. CHADWICK, P.C.

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Balance Sheets

Assets	August 31 ,	August 31,
	2007	2006
Current Assets
Cash	$ 14	$ 24,859

Total Assets	$ 14	$ 24,859

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$ -	$ 8,050
Loans from related part	15,102	-
Total Current Liabilities	15,102	8,050

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(40,008)	(8,191)

Total stockholders’ equity	(15,088)	16,809

Total liabilities and stockholders’ equity	$ 14	$ 24,859

Nature and continuance of operations (Note 1)

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Statements of Operations

	Year Ended August 31, 2007	Cumulative from March 1, 2006 (Inception) to August 31, 2006	Cumulative from March 1, 2006 (Inception) to August 31, 2007

Bank charges and interest	$ 129	$ 141	$ 270
Filing and transfer fees	16,615	-	16,615
Mineral property	2,830	7,500	10,330
Office expenses	-	550	550
Professional fees	12,323	-	12,323

Net loss	$ (31,897)	$ (8,191)	$ (40,088)

Loss per share – Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	7,350,000	7,129,167

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

From March 1, 2006 (Inception) to August 31, 2007

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the Exploration stage	Total

Balance, March 1, 2006	-	$ -	$ -	$ -	$ -	$ -
May 30, 2006
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
August 31, 2006					-
Subscribed for cash at $0.005	1,000,000	1,000	4,000	5,000	-	5,000
June 21, 2006					-
Subscribed for cash at $0.005	600,000	600	2,400	3,000		3,000
June 28, 2006
Subscribed for cash at $0.01	450,000	450	4,050	4,500		4,500
July 26, 2006
Subscribed for cash at $0.01	800,000	800	7,200	8,000		8,000
Net loss					(8,191)	(8,191)
Balance, August 31, 2006	7,350,000	$7,350	$17,650	$ 25,000	$ (8,191)	$ 16,809
Net loss					(31,897)	(31,897)
Balance, August 31, 2007	7,350,000	$7,350	$17,650	$ 25,000	$ (40,088)	(15,088)

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended August 31, 2007	Cumulative from March, 2006 (Inception) to August 31, 2006	Cumulative from March, 2006 (Inception) to August 31, 2007
Cash flows from operating activities
Net loss	$ (31,897)	$ (8,191)	$ (40,088)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(8,050)	8,050	-
Net cash used in operations	(39,947)	(141)	(40,088)

Cash flows from financing activities
Loans from related party	15,102	-	15,102
Shares subscribed for cash	-	25,000	25,000
Net cash provided by financing activities	15,102	25,000	40,102

Net increase (decrease) in cash	(24,845)	24,859	14

Cash beginning	24,859	-	-
Cash ending	$ 14	$ 24,859	$ 14

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

See Accompanying Notes

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Notes To The Financial Statements

August 31, 2007

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $40,088 as at August 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2007, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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

ACADIA RESOURCES INC.

(An Exploration Stage Company)

Notes To The Financial Statements

August 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At August 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

August 31, 2007

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the year ended August 31, 2007 because there were no stock options outstanding prior to the adoption or at August 31, 2007.

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

August 31, 2007

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

During the year ended August 31, 2006, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. At August 31, 2007 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of August 31, 2007, the Company had net operating loss carry forwards of approximately $40,088 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  LOANS FROM RELATED PARTY

During the year ended August 31, 2007, the sole director and president advanced the Company $15,102 by way of non-interest bearing loans, payable on demand.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his age as of the date of this annual report is as follows:

Name of Director	Age
James Donahue	64

Executive Officer:

Name of Officer	Age	Office
James Donahue	64	President, CEO,
		Secretary, Treasurer, and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. James Donahue has acted as our President, Chief Executive Officer, Secretary, Principal Accounting Officer and as a director since March 3, 2006.  For the past five years Mr. Donahue has been self employed as a chartered accountant for James H. Donahue and Associates Inc. located in Kelowna, B.C., Canada.

Mr. Donahue does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Donahue intends to devote 20% of his business time per week to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number Of Late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form
James Donahue	1	1	0
(President CEO and director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended August 31, 2007 and August 31, 2006

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Richard Novis	2007	0	0	None	None	None	None	None	$0
President	2006	0	0	None	None	None	None	None	$0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Donahue. We do not pay him any amount for acting as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	James Donahue 875 Mount Royal Drive Kelowna, B.C., V1Y 3M3	4,500,000	61.2%
Common stock	All officers and directors as a group consisting of one person	4,500,000	61.2%

The percent of class is based on 7,350,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Our promoter, James Donahue; or

•

Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion with consent to use
10.1*	Mineral Property Purchase Agreement dated June 27, 2006
23.1*	Consent of Ronald R. Chadwick, P.C., Certified Public Accountant
23.2*	Consent of Geological Consultant
99.1*	Claims Location Map

*  filed as an exhibit to our registration statement on Form SB-2 dated January 3, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Ronald R. Chadwick, P.C., Certified Public Accountant, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	August 31, 2007	August 31, 2006

Audit fees	$7,750	Nil
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Resources Inc.

By   /s/ James Donahue

James Donahue

President, CEO & Director

Date: October 17, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ James Donahue

James Donahue

Secretary, Treasurer, Director and CFO

Date: October 17, 2007