Form 10QSB
period 2007-10-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2007-12-21
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 333-139774

SUNOVIA ENERGY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550703 (I.R.S. Employer Identification No.)

6408 Parkland Drive, Suite 104, Sarasota, Fl 34243
(Address of principal executive offices)

941-751-6800
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of December 20, 2007 was 296,257,950.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

FORM 10-QSB

Add insert

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	and sources of new revenue.

For information concerning these factors and related matters, please read our prospectus and our SB-2 Registration Statement.  However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT ON REVIEWS OF
FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)

UCONTENTSU

November 5, 2007
(except for Note P, as to which the date is November 28, 2007)

To The Board of Directors and Stockholders
Sun Energy Solar, Inc.
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of Sun Energy Solar, Inc., (a development stage company), as of October 31, 2007 and the statements of operations and cash flows for the three months ended October 31, 2007 and 2006, and for the period from inception (November 9, 2005) through October 31, 2007, and the statement of changes in stockholders’ equity for the three months ended October 31, 2007.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sun Energy Solar, Inc., (a development stage company), as of July 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (November 9, 2005) through July 31, 2007; and in our report dated September 19, 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Bobbitt Pittenger & Company, P.A.

Certified Public Accountants

Sarasota, Florida

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31,	July 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,725,433	$3,457,729
Prepaid expenses	17,990	21,725
Inventory	102,100	43,057

TOTAL CURRENT ASSETS	1,845,523	3,522,511

Furniture and equipment, net	213,134	172,673
Other assets	53,988	53,988

	$2,112,645	$3,749,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,148,828	$895,978
Common stock redemption	3,144,808	-
Related party payables	9,000	9,000

TOTAL CURRENT LIABILITIES	4,302,636	904,978

STOCKHOLDERS' EQUITY
Common stock, $0.00005 par value; 1,500,000,000 shares
authorized: 238,365,431 and 264,913,506 at October 31, 2007 and July 31, 2007, respectively, issued and outstanding	11,913	13,241
Additional paid-in capital	6,133,466	8,786,946
Deficit accumulated during the development stage	(8,335,370)	(5,955,993)

TOTAL STOCKHOLDERS' EQUITY	(2,189,991)	2,844,194

	$2,112,645	$3,749,172

See report of independent registered public accounting firm and notes to financial statements.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period
			From Inception
	For the Three	For the Three	(November 9, 2005)
	Months Ended	Months Ended	To
	October 31, 2007	October 31, 2006	October 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-

Expenses:
Selling, general and administrative	812,318	967,969	6,569,232
Research and development	1,599,403	127,689	2,031,485
Total expenses	2,411,721	1,095,658	8,600,717

Operating loss	(2,411,721)	(1,095,658)	(8,600,717)

Other income:
Interest	32,344	47,577	265,347
Total other income	32,344	47,577	265,347

Loss before income tax benefit	(2,379,377)	(1,048,081)	(8,335,370)

Income tax benefit	-	-	-

Net loss	$(2,379,377)	$(1,048,081)	$(8,335,370)

Loss per share:

Basic	$(0.01)	$(0.00)	$(0.04)
Diluted	$(0.01)	$(0.00)	$(0.04)

Weighted average number of common
shares outstanding:

Basic	269,299,905	234,929,379	232,261,885
Diluted	269,299,905	234,929,379	232,261,885

See report of independent registered public accounting firm and notes to financial statements.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount		Capital	Deficit		Total

Balance at inception, November 9, 2005		$		$	$		$

Capital contributed by founders	177,525,000		8,876	58,985				67,861

Shares issued in private placement	44,979,626		2,249	4,495,714				4,497,963

Stock issued for services
and compensation	8,500,630		425	849,638				850,063

Net loss						(1,229,400)		(1,229,400)

Balance, July 31, 2006	231,005,256		11,550	5,404,337		(1,229,400)		4,186,487

Shares issued in private placement
($0.10 per share, less syndication costs)	7,950,660		393	788,148				788,541

Stock issued for services
and compensation ($0.10 per share)	25,957,590		1,298	2,594,461				2,595,759

Net loss						(4,726,593)		(4,726,593)

Balance, July 31, 2007	264,913,506		13,241	8,786,946		(5,955,993)		2,844,194

(Unaudited)

Common stock redemption
($0.10 per share)	(33,098,075)		(1,655)	(3,308,153)				(3,309,808)

Stock issued for services
and compensation ($0.10 per share)	6,550,000		327	654,673				655,000

Net loss						(2,379,377)		(2,379,377)

Balance, October 31, 2007	238,365,431		$11,913	$6,133,466		$(8,335,370)		$(2,189,991)

See report of independent registered public accounting firm and notes to financial statements.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Three	For the Three	(November 9, 2005)
	Months Ended	Months Ended	To
	October 31, 2007	October 31, 2006	October 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,379,377)	$(1,048,081)	$(8,335,370)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	10,481	2,263	31,829
Stock issued for services and compensation	655,000	401,553	4,100,822
Changes in operating assets and liabilities:
Prepaid expenses	3,735	29,978	(17,990)
Inventory	(59,043)	-	(102,100)
Interest receivable	-	15,795	-
Other assets	-	(11,980)	(53,988)
Accounts payable and accrued expenses	252,850	225,587	1,148,827
Related party payables	-	12,910	9,000
NET CASH USED BY OPERATING ACTIVITIES	(1,516,354)	(371,975)	(3,218,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(50,942)	(18,781)	(244,962)
NET CASH USED BY INVESTING ACTIVITIES	(50,942)	(18,781)	(244,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributed by private placement	-	33,800	5,286,504
Contributed capital	-	-	67,861
Common stock redemption	(165,000)	-	(165,000)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(165,000)	33,800	5,189,365

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(1,732,296)	(356,956)	1,725,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,457,729	4,360,980	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,725,433	$4,004,024	$1,725,433

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash operating and financing activities:
Stock issued for services and compensation	$655,000	$401,553	$4,100,822

Treasury stock redeemed included in payables	$(3,144,808)	$	$(3,144,808)

See report of independent registered public accounting firm and notes to financial statements.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006, AND FOR THE PERIOD
FROM INCEPTION (NOVEMBER 9, 2005) THROUGH OCTOBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UOrganization, Nature, and Continuance of OperationsUT

Sun Energy Solar, Inc. (“the Company”) was incorporated under the laws of the State of Delaware on November 9, 2005.  The Company was organized for the purpose of developing solar related products and technologies.  The Company was originally named Sologic, Inc. On April 25, 2006, the Company completed its name change from Sologic, Inc. to Sun Energy Solar, Inc.

The Company is a development stage company. The Company is developing solar and non-solar powered substrates that permit sign-quality graphics to be run through printers with electric lighting embedded in the substrate.

On December 21, 2005, the Company acquired the patent rights (patent applied for) to No. 60/617,263 Titled Substrate with Light Display, applied for on September 2, 2005, from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer.  Sparx, Inc. had acquired the patent rights from company officers who were the original inventors.  As compensation under this agreement, the Company has granted Sparx, Inc., a royalty of 4.9% of gross revenues (see Note B).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage of business and has experienced negative cash flows from operations to date and has accumulated losses of $8,335,370.  To date the Company has funded operations through the issuance of common stock.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  During the period from inception (November 9, 2005) through July 31, 2007, the Company completed a private placement of 52,930,286 shares for gross proceeds of $5,286,504.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

UAccounting Method

The Company recognizes income and expenses on the accrual basis of accounting.  The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At October 31, 2007, the Company had an uninsured cash balance of approximately $1,713,000.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the Chief Executive Officer and largest shareholder.  The Company expenses royalties as product costs during the period in which the related revenues are recorded.  Since inception no royalties have been expensed under this agreement.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture and Equipment, Net

Furniture and equipment are recorded at cost.  Maintenance, repairs and other renewals are charged to expense when incurred.  Major additions are capitalized, while minor additions, which do not extend the useful life of an asset, are charged to operations when incurred.  When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts, and any gain or loss is included in operations.  Depreciation is calculated using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives, which range from three to seven years.  Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Accounting for Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain intangibles and goodwill.  In evaluating for possible impairment, the Company uses an estimate of undiscounted cash flows.  Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.  The Company has not recorded any impairment losses since inception.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of October 31, 2007 and 2006 or for the period from inception (November 9, 2005) through October 31, 2007.

UResearch and Development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, Research and Development ("R&D") expenses are charged to expense when incurred.  R&D is performed internally, and the Company does not perform R&D for other entities.  The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”, as amended by Staff Accounting Bulletin 104, the Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price, there is reasonable assurance of collection, the services or products have been provided and delivered to the customer, no additional performance is required, and title and risk of loss has passed to the customer.  For the three months ended October 31, 2007 and 2006 and for the period from inception (November 9, 2005) through October 31, 2007, no revenue has been recognized.

Products may be placed on consignment to a limited number of resellers.  Revenue for these consignment transactions will also be recognized as noted above.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling of our products is recorded as product revenue.  The related costs are recorded as cost of sales.

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. There were no product advertising costs charged to expense for the three months ended October 31, 2007 and 2006 or for the period from inception (November 9, 2005) through October 31, 2007.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

For the period from inception (November 9, 2005) through July 31, 2006, the Company had adopted SFAS No. 123, “Accounting for Stock Based Compensation”.  SFAS No. 123 allowed the Company to adopt a fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting required by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company has also adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”.  This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reporting results.  Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  The Company adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost.  Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on August 1, 2006 that are subsequently modified, repurchased or cancelled.

ULegal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of October 31, 2007 and 2006, there were no loss contingencies expected.

Income Taxes (Benefits)

The Company utilizes the guidance provided by SFAS No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse.  Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such  assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during three months ended October 31, 2007 and 2006 or for the period from inception (November 9, 2005) through October 31, 2007.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Benefits) (Continued)

At October 31, 2007, the Company had a net operating loss carryforward of approximately $8,335,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the three months ended October 31, 2007 and 2006 and for the period from inception (November 9, 2005) through October 31, 2007, before the valuation allowance was applied, totaled approximately $895,000, $383,000 and $3,134,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation as the effect is antidilutive is 500,000,000.  The effects of the stock options are antidilutive at October 31, 2007 and 2006 and therefore are excluded from the fully diluted calculation.

The reconciliation between the basic and fully diluted shares is as follows:

			For the Period	For the Period
			from Inception	from Inception
	For the Three	For the Three	(November 9,	(November 9,
	Months Ended	Months Ended	2005) through	2005) through
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Numerator:
Net loss	$(2,379,377)	$(1,048,081)	$(8,335,370)	$(11,762,828)

Denominator:
Weighted average basic shares outstanding	269,299,905	234,929,379	232,261,885	226,572,175
Weighted average fully diluted shares outstanding	269,299,905	234,929,379	232,261,885	226,572,175
Net earnings per common share-basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.05)

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company has adopted SFAS No. 130, “TReporting Comprehensive Income”T. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements.

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the three months ended October 31, 2007 and 2006 and for the period from inception (November 9, 2005) through October 31, 2007.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Adoption of this statement has not had any material effect on the Company’s financial position or results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.  Costs capitalized in association with patents totaled $47,008 for the period from inception (November 9, 2005) through October 31, 2007.  No patent costs were capitalized for the three months ended October 31, 2007 or 2006.  Patent costs are included in other assets on the balance sheet.

Options

On December 21, 2005, 500,000,000 options were issued to the Company’s Chief Executive Officer for services, exercisable at a price of $.10 (see Note M).  The stock options have a fifteen year life.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended October 31, 2006 have been reclassified in the comparative financial statements to be comparable to the presentation for the three months ended October 31, 2007.  These reclassifications had no effect on net loss.

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, “Accounting Changes and Error Corrections”.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Adoption of this Statement did not have any material impact on the financial statements.

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer and largest shareholder.  As compensation under this agreement, the Company has granted Sparx, Inc., a royalty of 4.9% of gross revenues.

The Company entered into a change of control severance agreement with the Chief Executive Officer and largest shareholder on December 21, 2005.  If any person, entity, or group acquires beneficial ownership of 20% or more of the Company, the Chief Executive Officer is granted voting rights on a number of common shares that would result in his having a voting majority of shares needed for any share-holder meeting.

If there is a change of control of the Company, as defined within the agreement, the Chief Executive Officer will receive a cash payment equal to the value of his annual bonus for the performance period that includes the date the change in control occurred, disregarding any applicable vesting requirements; provided that such amount will be equal to the product of the target award percentage under the applicable annual incentive plan or program in effect immediately prior to the change in control times the base pay, but prorated to base payment only on the portion of the executive’s service that had elapsed during the applicable performance period through the change in control.  Such payments are to be made within five business days after the change in control.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC. (CONTINUED)

If the Company fails to comply with any of the terms of the agreement, any related legal expenses will be paid by the Company, without respect to whether the Chief Executive Officer prevails.  Reimbursement for relocation expenses on a basis consistent with the Company’s practices for senior executives, up to $50,000, shall be provided to the executive, if the executive is relocated at the request of the Company within five years of the termination date.  For a period of twelve months following the termination date, the Company shall provide the executive with benefits substantially similar to those that the Chief Executive Officer was entitled to receive immediately prior to the termination date.

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of October 31, 2007 and 2006 is as follows:

	2007	2006
Deferred tax asset
Net operating loss carryforward	$3,134,000	$843,000

Valuation allowance	(3,134,000)	(843,000)

Net deferred tax asset	$-	$-

At October 31, 2007 the Company had a net operating loss carry forward of approximately $8,335,000 for federal and state income tax purposes.  The carryforward, if not utilized to offset taxable income, will begin to expire in 2026.  The change in valuation allowance for the three months ended October 31, 2007 and 2006 totaled $895,000 and $383,000, respectively.

A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows:

			For the	For the
			Period from	Period from
			Inception	Inception
	For the Three	For the Three	(November 9,	(November 9,
	Months Ended	Months Ended	2005) through	2005) through
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Federal income tax (benefit)
at statutory rate	$(764,000)	$(336,000)	$(2,682,000)	$(3,782,000)
State taxes (benefit)	(131,000)	(47,000)	(458,000)	(636,000)
Other			6,000	6,000
Valuation allowance	895,000	383,000	3,134,000	4,412,000

Provision (benefit) for income taxes	$-	$-	$-	$-

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE D - FURNITURE AND EQUIPMENT, NET

At October 31, 2007 and 2006, furniture and equipment consisted of the following:

	October 31, 2007	October 31, 2006

Computer equipment	$187,544	$34,375
Furniture and fixtures	31,767	19,443
Leasehold improvements	25,652
	244,963	53,818
Less: accumulated depreciation	(31,829)	(4,096)

Furniture and equipment	$213,134	$49,722

Total depreciation expense for the three months ended October 31, 2007 and 2006 and for the period from inception (November 9, 2005) through October 31, 2007 was $10,481, $2,263 and $31,829, respectively.

NOTE E - STOCKHOLDERS' EQUITY

UCommon Stock

The authorized capital stock of the Company was initially established on November 15, 2005 as 700,000,000 shares of common stock having a $.0001 par value.  In April, 2006 the board of directors and stockholders authorized an increase in the number of shares of common stock from 700,000,000 to 1,500,000,000.  The par value of the shares was decreased from $.0001 to $.00005.

The Company has issued 52,930,286 restricted shares of common stock for net proceeds of $5,286,504 through private placements with a number of local and regional investors.

The Company has issued 500,000,000 stock options for compensation (see Note M).  The options exercise price is $.10 and the options have a fifteen year life.

A summary of options to purchase shares of common stock as of October 31, 2007 and changes during the three months ended October 31, 2007 and for the period from inception (November 9, 2005) through October 31, 2007 is as follows:
.
	Outstanding Options

	Number of Shares	Exercise Price

Balance at November 9, 2005 (inception)

Granted December 20, 2005	500,000,000	$0.10

Balance at July 31, 2007	500,000,000	$0.10

Granted

Balance at October 31, 2007	500,000,000	$0.10

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense totaled $15,606, $5,987 and $77,592 for the three months ended October 31, 2007 and 2006 and for the period from inception (November 9, 2005) through October 31, 2007, respectively.  Prior to October 2006, the Company leased office space/warehouse facilities in Sarasota, Florida under an operating lease with a company owned by two of the Company’s officers and shareholders.  In October 2006, the Company terminated the lease.

NOTE G – SEGMENT INFORMATION

During the year ended July 31, 2007, the Company was organized into operating segments based on product groupings. Prior to this date, the Company did not have lighting product. These operating segments have been aggregated into two reportable business segments: Solar Substrate and Lighting Product. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations. The accounting policies of the business segments are the same as the policies described under Note A.

In accordance with SFAS No. 131, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a nonoperating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs.

Assets of the Solar Substrate segment consist of cash, capitalized patent costs, and inventory. Assets of the Lighting Product segment consist of inventory. All other assets including prepaid expenses, deposits, and fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment

For the three months ended October 31, 2007

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(1,819,823)	$(316,431)	$(243,123)

Depreciation and amortization	$-	$-	$10,481

Assets	$1,865,228	$9,313	$238,104

.SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE G – SEGMENT INFORMATION (CONTINUED)

For the period from inception (November 9, 2005) through October 31, 2007

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(4,910,010)	$(958,753)	$(2,466,607)

Depreciation and amortization	$-	$-	$(31,829)

Assets	$1,865,228	$9,313	$238,104

For the three months ended October 31, 2006

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(948,185)	$-	$(99,896)

Depreciation and amortization	$-	$-	$2,263

Assets	$4,004,024	$-	$75,874

NOTE H - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the three months ended October 31, 2007, was approximately $3,900.  Retirement expense for the period from inception (November 9, 2005) to October 31, 2007 was approximately $15,000.  There was no retirement plan expense for the three months ended October 31, 2006.

NOTE I - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS

Transactions with related parties during the period from inception (November 9, 2005) to October 31, 2007, include the acquisition of patent rights discussed in Note B, the consulting agreements discussed in Note L, the stock options discussed in Note M, and the lease transaction described in Note F.  In addition to the office lease described in Note F, the Company rented a condominium from the Company’s Chief Financial Officer in lieu of using a hotel for consultants and others when required.  The rent was 15,000 shares of common stock per month.  The lease terminated July 31, 2007.  Total rent expense paid or payable in common stock for related party leases for the period from inception (November 9, 2005) through October 31, 2007 was $66,703.

NOTE K - RISKS AND UNCERTAINTIES

Operating results may be affected by a number of factors.  The Company is dependent upon a number of major inventory and intellectual property suppliers.  Presently, the Company does not have formal arrangements with any supplier, and shortages of key solar components exist in the industry.  In the future, if the Company is unable to obtain satisfactory supplier relationships, or a critical supplier had operational problems, or ceased making material available, operations could be adversely affected.

NOTE L - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS

The Company has signed a series of employment contracts with several of its shareholders and directors, as listed below:

In June 2006, the Company entered into a one-year employment agreement with its Chief Executive Officer.  Under the employment agreement, the Chief Executive Officer receives a base salary of two million shares of common stock per year.  The employment agreement further provides up to two million shares of common stock for each year of service beginning June, 2007.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Chief Executive Officer the same benefits as other executives of the Company, but no cash remuneration.

In June 2006, the Company entered into an employment agreement with the Chief Financial Officer.  Under the employment agreement, the Chief Financial Officer receives a base salary of two million shares of common stock per year.  The employment agreement further provides up to two million shares of common stock for each year of service beginning June, 2007.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Chief Financial Officer the same benefits as other executives of the Company, but no cash remuneration.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT

NOTE L - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In June 2006, the Company entered into a one-year employment agreement with the Chief Operating Officer.  Under the employment agreement, the Company granted the Chief Operating Officer two million shares of common stock initially and six hundred twenty-five thousand shares for each quarter of service.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement granted the Chief Operating Officer the same benefits as other executives of the Company, but no cash remuneration.  The Chief Operating Officer resigned in November 2006, and the Company paid him two million five hundred thousand shares in settlement.

In July 2006, the Company entered into a one-year employment agreement with the President.  Under a revised employment agreement the Company granted the President two million three hundred fifty thousand shares of common stock initially and five hundred thousand shares for each quarter of service.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the President the same benefits as other executives and cash remuneration of $150,000 per year and a one-time payment of $60,000.

Effective July 2006, the Company entered into an employment agreement with the Vice-President of Engineering.  Under the employment agreement the Company granted one million fifty thousand shares initially and three hundred thousand shares for each quarter of service.  The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  In January 2007 the employee became President (see above).

In July 2006, the Company entered into an employment agreement with the Vice-President of Manufacturing.  Under the employment agreement, the Company granted one million shares of common stock initially and three hundred thousand shares for each quarter of service.  The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The agreement grants the Vice-President of Manufacturing the same benefits as other executives of the Company and an annual salary of $100,000 per year.

In May 2006, the Company entered into a one-year employment agreement with its Secretary, Controller, and Chief Accounting Officer.  Under the employment agreement, the Company granted the Secretary, Controller, and Chief Accounting Officer one million shares of common stock for each year of service after his initial year of employment in addition to his two million founding shares.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Secretary, Controller, and Chief Accounting Officer the same benefits as other executives of the Company and an annual salary of $100,000 per year.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE L - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In May 2006, the Company entered into a consulting agreement with an individual who has worked with the Company in its initial stage.  He has established a plan for the development of relationships with customers that the Company considers crucial to its development and long-term success. He had also assisted the Company in continued efforts to expand research efforts and business development opportunities.  In consideration for services rendered, royalties will be paid based on the Company’s monthly market capitalization, as described in the schedule below.  No level shall be paid twice. If a level has already been paid, then the consultant shall be entitled to earn the royalty from any level below that level which has not been previously paid by the Company.  Per the agreement, a maximum of 166,800,000 shares of common stock can be issued for those services.

Market Capitalization	Royalty
$ 1 Million	2,400,000 shares
$ 50 Million	6,000,000 shares
$100 Million	7,200,000 shares
$150 Million	8,400,000 shares
$250 Million	12,000,000 shares
$300 Million	12,000,000 shares
$400 Million	12,000,000 shares
$450 Million	12,000,000 shares
$500 Million	12,000,000 shares
$550 Million	12,000,000 shares
$600 Million	16,800,000 shares
$650 Million	16,800,000 shares
$700 Million	16,800,000 shares
$750 Million	20,400,000 shares

In January 2007, the Company entered into an agreement with a related entity, a key principal of which is the Company’s Vice-President of Sales.  Under the agreement, the Company granted the principal six million shares of common stock initially and five hundred thousand shares for each quarter of service.  The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The agreement grants the Vice-President of Sales the same benefits as other executives of the Company and a monthly payment of $10,000.  The services required under this contract include developing a marketing and advertising plan, executing an advertising campaign, administering the Company’s sales programs and selling product, developing Spanish language programs for the Company, and assisting with media relations.

In July 2007, the Company entered into a two-year agreement with a strategic business advisor.  The business advisor will scrutinize Company products and opportunities, and will make recommendations that he feels will be important to realizing value and furthering efficiencies within the Company.  Under the agreement, the Company granted the principal one million shares of common stock initially and one million shares at each of the two contract anniversary dates.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE L - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In August 2007, the Company entered into a ten year agreement with an individual to serve as a scientific advisor to the Company.  Under the agreement the Company granted the principal 6,000,000 shares of common stock initially and 1,666,666 shares for each year of service commencing with the completion of the second year of services and terminating at the completion of the tenth year of services.

NOTE M - STOCK COMPENSATION

The Company has recorded expenses, paid in common stock, of $893,000, $627,803, and $5,012,498 for the three months ended October 31, 2007 and 2006, and the period from inception (November 9, 2005) through October 31, 2007, respectively.  The shares issued for these periods totaled 6,550,000, 4,015,530, and 41,008,220 for employment contracts, consulting contracts, and rent agreements, respectively (see Note L and Note J).  For the three months ended October 31, 2007 salary, consulting, and research and development expenses paid or accrued for payment in common stock totaled $247,500, $45,500, and $600,000, respectively.  For the three months ended October 31, 2006 salary and consulting  paid or accrued for payment in common stock totaled $376,250 and $251,553, respectively.  For the period from inception (November 9, 2005) through October 31, 2007, salary, consulting, rent, and research and development expenses, paid or accrued for payment in common stock totaled $2,607,486, $1,738,309, $66,703, and $600,000, respectively.  Common stock not issued for these expenses as of October 31, 2007 and 2006, totaled $911,676, and $292,533, respectively.

The Company has granted stock options to its Chief Executive Officer.  The Company measured compensation for these options under APB Opinion No. 25. No compensation cost has been recognized as the purchase price for the options is at or above the fair market value of the underlying stock at the date of grant.  Had compensation expense for these options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would be as follows:

Period Ended July 31, 2006

Net loss, as reported	$(1,229,400)
Net loss, proforma	$(18,996,986)
Basic income (loss) per share, as reported	$(0.01)
Basic income (loss) per share, proforma	$(0.03)

Because SFAS No. 123 has not been applied, the resulting pro forma compensation cost may not be representative of what might occur in future years.  The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 51% and expected lives of 15 years.  No dividends were assumed in the calculations.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE M – STOCK COMPENSATION (CONTINUED)

The Company's stock option plan provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the plan, the option exercise price equals $.10, which was the stock's market price on the date of grant.

Stock option transactions for the period from inception (November 9, 2005) through October 31, 2007 are summarized as follows:

	Exercise	Exercise
	Shares	Price
Average Exercise Price

Outstanding, November 9, 2005
Granted, December 20, 2005	500,000,000	$0.10
Exercised	-
Expired	-	-

Outstanding and exercisable, July 31, 2007	500,000,000	$0.10
Outstanding and exercisable, October 31, 2007	500,000,000	$0.10

Information regarding stock options outstanding as of October 31, 2007 is as follows:

		Options Outstanding

Price Range	Shares	Exercise Price	Remaining Life

$0.10	500,000,000	$0.10	14 years

		Options Exercisable

Price Range	Shares	Exercise Price	Remaining Life

$0.10	500,000,000	$0.10	14 years

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets— an Amendment of APB Opinion No. 29,” or SFAS 153. SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company’s financial position or results of operations.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, but it has not had any relationship to the operations of the Company.  Therefore a description and its impact on the Company’s operations and financial position has not been disclosed.

In February 2007, the FASB issued Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an amendment of FASB Statement No. 115 or FAS 159.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this Statement apply only to entities that elect the fair value option.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

In September 2006, the FASB issued Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158.  This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a.	Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position;

b.
Recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions;

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and

d.
Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  This statement is not expected to have a significant effect on the Company’s financial statements.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of this statement is not expected to have any material effect on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment.  Adoption of this statement is not expected to have any material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, the Company shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The Company has adopted this interpretation as required in 2007.  Adoption of this statement has not had any material effect on the Company’s financial position or results of operations.

NOTE O – COMMON STOCK REDEMPTION

On October 31, 2007, the Company redeemed and retired 33,098,075 of outstanding shares of common stock for $3,309,808. The purchase price was $.10 per share. $165,000 has been paid to the shareholders as of October 31, 2007. The balance remaining has been included in common stock redemption payable.

Subsequent to October 31, 2007 the Company paid $17,500 to redeem and return 175,000 shares of common stock.  An additional 4,425,000 shares of common stock were also redeemed and returned.  The Company intends to satisfy the obligation for these shares and the common stock redemption payable at October 31, 2007 by issuing stock in a new company to be created as part of a reverse merger currently contemplated by the Company.

NOTE P – SUBSEQUENT EVENT

On November 27, 2007, Acadia Resources, Inc. (“Acadia”), Sunovia Solar, Inc., a wholly-owned subsidiary of Acadia (“Sunovia Solar”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on November 28, 2007. Pursuant to the terms of the Merger Agreement, Sunovia Solar merged with and into the Company, which became a wholly-owned subsidiary of Acadia (the “Merger”).

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE P – SUBSEQUENT EVENT (CONTINUED)

In consideration for the merger, Acadia issued an aggregate of 58,485,098 shares of common stock to the shareholders of the Company at the closing of the merger.  On December 17, 2007, Acadia changed its name to Sunovia Energy Technologies, Inc.

On November 26, 2007, the record holder of 61.24% of the issued and outstanding common stock of Acadia, entered into a certain Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s Chief Executive Officer (CEO), pursuant to which the record holder agreed to sell to the CEO 4,500,000 shares (the “Shares”) of Acadia’s common stock for a purchase price in the aggregate amount of $650,000.  The sale represents a change in control in Acadia and the shares acquired represent 61.24% of the issued and outstanding capital stock of Acadia calculated on a fully-diluted basis prior to the merger.

The unaudited pro forma financial Information reflects financial information, which gives effect to the execution of the Agreement and Plan of Merger between Sunovia Solar, Inc., ("Sunovia Solar") (a Delaware corporation), a wholly owned subsidiary of Acadia Resources, Inc., ("Acadia") (a Delaware corporation), and the Company. On November 30, 2007, the holders of the Company’s issued and outstanding capital stock surrendered all of their issued and outstanding capital stock to Sunovia Solar in exchange for 58,485,098 shares of Acadia’s common stock.  The Pro Forma Statement included herein reflects the above transaction, which has been accounted for as a reverse merger (recapitalization) with the Company being deemed the accounting acquirer and Acadia being deemed the legal acquirer.  Such financial information has been prepared from, and should be read in conjunction with, the unaudited October 31, 2007 financial statements of the Company included herein, as well as in conjunction with Acadia's audited financial statements filed in its Form 10-KSB filing.

The accompanying unaudited pro forma consolidated financial statement is presented to illustrate the effects of the merger and reorganization on the historical financial position and operating  results  of the Company  and  Acadia. The unaudited pro forma consolidated balance sheet as of October 31, 2007 combines the respective balance sheets, as adjusted, at that date.

The unaudited consolidated pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger and reorganization had been consummated on the indicated dates, nor is it necessarily indicative of future operating results. The pro forma adjustments are based on information available at the time of this filing.

SUN ENERGY SOLAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE P – SUBSEQUENT EVENT (CONTINUED)

	(a)	(b)
	Acadia	Sun Energy
	Resources, Inc.	Solar, Inc.

Total Assets	$14	$2,112,645

Total Liabilities	$15,102	$4,302,636

Total Equity	$(15,088)	$(2,189,991)

Total Liabilities and Equity	$14	$2,112,645

Net Sales	$-	$-

Net Loss	$-	$2,379,377

(a) Based on Acadia Resources, Inc.'s audited financial statements as of August 31, 2007
(b) Based on Sun Energy Solar, Inc.'s October 31, 2007 unaudited financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our  results of operations for the three months ended October 31, 2007; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our  financial statements and notes included in this Form 10-QSB.

On November 27, 2007, Acadia Resources, Inc., now known as Sunovia Energy Technologies, Inc. (the “Company”), Sunovia Solar, Inc., a wholly-owned subsidiary of the Company (“Sunovia Solar”), Sun Energy Solar, Inc. (“Sun Energy”), and Carl L. Smith, III, Richard Craig Hall and Rick St. George, (collectively the “Sun Energy Majority Shareholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on November 28, 2007.  Pursuant to the terms of the Merger Agreement, Sun Energy merged with and into Sunovia Solar, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the merger, the Company issued an aggregate of 263,182,941 shares of common stock to the Sun Energy Majority Shareholders and the other shareholders of Sun Energy at the closing of the merger.  As a result of the Merger, we ceased being a shell company as that term is defined in Rule 12b-2 and, through our newly-acquired subsidiary Sunovia Solar, entered into the business of engineering, developing, marketing and distributing solar powered substrate technology. The information presented hereon is entirely from Sun Energy Solar, Inc., which is the accounting successor in the merger.

Sun Energy was incorporated on November 9, 2005 under the laws of the State of Delaware for the purpose of commercializing solar products. Sun Energy was originally named Sologic, Inc. On April 25, 2006, the name was changed to Sun Energy Solar, Inc. On December 21, 2005, Sun Energy acquired the patent nights (patent applied for) to No. 60/6 17,263 Titled Substrate “with Light Display”  applied for on September 2, 2005 (provisional was applied in September 2004), from Sparx, Inc., a Florida corporation,  100% owned by Carl L. Smith III, its Chief Executive Officer.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As a result of the Merger, the Company ceased to be a shell company and became a holding company for Sunovia.    Pursuant to the terms of the Merger Agreement, Sun Energy merged with and into Sunovia Solar, which became a wholly-owned subsidiary of the Company (the “Merger”). Because Sun Energy’s operations are the only significant operations of the Company, this discussion and analysis focuses on the business results of Sun Energy.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Overview

Our core business implements and integrates the strategic marketing, conceptual architecture, patenting, engineering, design, manufacturing, and supply chain logistics of energy-efficient proprietary products that leverage the convergence of emerging technologies in the area of solar, micro-battery, chip-scale electronics, micro electro-mechanical systems, light emitting diodes (“LED”), printable electronic inks, global positioning systems (“GPS”), and wireless communication technologies An example of our of product development is Solar Stickers, a solar adhesive technology that integrates flex circuitry, photovoltaics, microbatteries, light emitting diodes (LEDs), and radio frequency identification to form a patents pending printable solar lighted substrate that is illuminated from within.

As a Development Stage Company, we have had a limited operating history that can serve as the basis to evaluate our business. There are many factors, including those discussed under the “Risk Factors” section of this prospectus that could have a material adverse effect on our business and operating results. You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this prospectus. You should consider the risks and difficulties frequently encountered by early-stage companies, in new and rapidly evolving markets, such as the solar market. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

For the fiscal period from inception (November 9, 2005) to October 31, 2007, the Company had a net loss of $8,335,370.

To date, our company has evolved into two divisions: Solar Products and Solid State Lighting. During the development of the engineering plan for our core business, we became aware of the market potential for low energy lighting such as LED-based lighting (we use the term Solid State lighting because one advantage of this type of lighting is its ability to turn on instantaneously as opposed to compact fluorescent lights that need time to warm up, particularly as they age). Evidence of market demand, for example, was found in legislation proposed to the congress mandating that the U.S. Government transition from incandescent lights to low energy lighting. The principle type of low energy lighting currently in the market place is compact fluorescents (CFLs). Solid State Lighting is a newer technology than CFL technology and lasts significantly longer, does not contain mercury, uses somewhat less energy and is showing continued improvement each year in performance. Realizing that we had existing expertise in this area we began testing to see if we could develop a light that overcomes the heat problem, which was one of the hurdles that have prevented this type of lighting from a successful deployment in the marketplace. Our engineers did successfully build prototypes that significantly reduce the heat generated by the LEDs and we have begun to approach potential customers from leads from our sales and marketing consultants to determine potential interest in our products.

Solar Division

Our product development plan is being conducted in phases, which are as follows:

Core Technology

Solar Cell Improvement and Research

Manufacturing Implementation

Battery Development

Integration into Fabric

Legal (patent, safety testing)

Work on phases is concurrent in part, and some product is planned to be introduced to the market before completion of the various phases of product development.

By core technology, we mean a menu of product features such as substrates of various thickness and power, developing a method of connecting several substrates together in an integrated fashion, adding sensors to the core product, adding Radio Frequency (“RF”), “E-Ink” Display Technology, a digital low-power sign, Radio Frequency Identification (“RFID”), Bluetooth and long range communication technologies to the core product, encapsulation, adding sensors and applying adhesion technology to the core product. Concurrently with the core product development phase, we are exploring ways to improve solar cells, particularly thin film, integration of the core product into fabric, designing a manufacturing plan, and ultimately designing specialized batteries that best meet our needs in the event the marketplace does not offer something that meets specifications of products that we intend to offer.

In the 1st calendar quarter of 2008, we plan to release the first product in the SolartizementsTM family for sale commercially. The window display product is 15” x 4” and uses energy efficient Light Emitting Diodes (LEDs) for the light animation around the graphics. There are two solar cells located on either side of the product to gather solar energy. A wall-plug is also included for powering the product when solar energy is not available. A battery is included with the product to store solar energy as it is available so that it will not be wasted. The product is designed so that it can accept a standard peel and stick 3” x 10” graphic advertisement or “bumper sticker”. For higher volume customers, the graphic advertisement can be printed directly onto the product as part of the manufacturing process. The initial SolartizementsTM display product is attached to a window using suction cups to hold it in place, or peel and stick hooks if it is being attached to a standard wall. To date, we do not have written purchase orders for this product as it has not been officially released and pricing for this product was not finalized until the 4th calendar quarter of 2007. We believe we will be ready to market this product commercially and generate revenue in the 2nd calendar quarter of 2008.

Our research and development efforts are currently focused on Optical- Increase the amount of light captured by a particular solar cell or module (note that Optics can increase efficiency of solar cells regardless of material enhancement of existing technologies using nanotechnology).

Solid State Lighting Division     Our initial plan of operation for the Solid State Lighting Division is to obtain orders from customers on a custom build basis. Our engineers will then modify our existing core designs to the different specifications of the Customers. Based on order flow and information we obtain from the marketplace regarding overall customer demand, we believe there will be several common lights we can carry in stock, and we plan to consider carrying inventory and supplying customers from inventory as well.

In the 1st calendar quarter of 2008, we plan to release the first product in our Solid State Lighting family for sale commercially and expect to generate revenues within a few weeks after that date. The product is a 6” x 6” general purpose lighting fixture that includes everything needed to replace an existing light fixture. We believe that another product opportunity exists by developing a bulb fixture replacement that would still allow the original glass or plastic light housing to remain. In this situation, the physical light housing would remain so there would be no change in appearance to the user, but the incandescent bulb fixture would be replaced by our LED technology. We believe that we will have prototypes for this product in the 1st calendar quarter of 2008 and will be ready to market this product commercially and generate revenue in the 2nd calendar quarter of 2008.

Plan of Operation

We presently have 9 employees and 17 consultants. We intend to hire up to 12 additional employees during the next twelve months, particularly in the area of sales. We believe that the additional sales and marketing people will be necessary to communicate with potential customers of our solid state lighting and provide the necessary support in terms of customer service, credit and billing and accounting. While we will have other roles such as fulfillment, manufacturing and shipping, we plan to outsource these functions. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Our plan of operation for the next twelve months is:

1.	The costs associated with the development of our solar substrate products during the next twelve months are estimated to be:

Core Technology	$1,000,000
Solar Cell Improvement and Research	$1,200,000
Manufacturing Implementation	$150,000
Legal (patent, safety testing)	$100,000

2.
Assuming we receive continued favorable results from our basic core technology work, we will commence introducing product into the marketplace. We anticipate spending $100,000 in engineering costs towards this and to fund initial product orders from deposits from customers and cash on hand, and we may finance additional costs from the sale of our common stock and debt, although as of the filing date of this 8-k filing we do not have any specific financing arranged.

3.
In addition to these costs, we anticipate spending $600,000 on administrative costs, including the costs associate with this 8-k filing and complying with reporting obligations. We plan to pay these expenses from our current cash on hand.

4.
In summary, we anticipate the following expenses over the next twelve months: (a) $25,000 to develop our Internet websites; (b) up to $1,000,000 in sales and marketing to promote our brand name; (c) $1,200,000 for our research and development program; (d) $40,000 to secure the distribution of our products into an established retail outlet within the United States, including an integrated inventory management/manufacturing/sales computer system; (e) $100,000 for an investor relations program; and (f) up to approximately $5.5 million for general working capital, including product development, inventory, and general and administrative expenses.

5.
We plan to finance our operations for the next twelve months with the proceeds from the offerings we have completed, sales of solid state lights and through raising capital, although the terms of which and likelihood we cannot state for certain at this time.

Cash Flows and Working Capital
To date, we have financed our operations primarily through equity contributions by our shareholders. As of October 31, 2007, we had $1,725,433 in cash and cash equivalents. Our current liabilities as of October 31, 2007 were $4,302,636.

Operating Activities
Net cash used in operating activities for the three month period ended October 31, 2007 amounted to $1,516,354 as compared to $371,975 for the three month period  ending October 31, 2006. Net cash used by operating activities was mainly a result of a net loss of $2,379,377 and $1,048,081, for the same periods respectively which included non-cash share-based compensation of $907,850 and $626,640 for the same periods, respectively.

Investing Activities
Net cash used in investing for the three month period ending October  31, 2007 was $194,020 as compared to $18,781 for the three month period ending October 31, 2006, due primarily to our purchase of computer equipment for office and product development purposes.

Financing Activities
Our net cash used in financing activities for the three month period ending October 31, 2007 was $165,000 as compared to $788,541 for the quarter ending October 31, 2006. In 2006, we were in the process of completing a private placement where as in 2007 we did not raise any capital.

Cash Requirements
As of November 26, 2007, we have $1,571,389 in cash. However, as discussed in the chart and footnotes provided in the results of Operations section below, we presently anticipate spending approximately $5,750,000 over the next twelve months on operations, $2,000,000 on research and development and $250,000 on capital equipment. Of that amount, $2.75 million is forecasted to be spent on the Solid State lighting division, the majority of which we expected to be funded in part by future sales with all remaining amounts from capital that we plan to raise. Management believes that any revenue growth that may occur will require additional working capital as it will probably need to provide credit terms to customers due to the price increase our product has in comparison to incandescent  and compact fluorescent lights our potential customers may be currently using. If the sales do not materialize, we would have to curtail  what we spend on this program unless we were to raise additional capital. Furthermore, management believes there are a number of opportunities available in the fields of solar, ultra-low power, and solid state lighting, and other areas. To take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if  such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.

Going Concern
With our present cash and cash equivalents management expects to be able to continue some of our operations for at least the next twelve months. However, we have suffered losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings noted above. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations

Quarter ended October 31, 2007 compared to Quarter ending October 31, 2006, along with inception to date information from the period from November 9, 2005 to October 31, 2007 and Expected amounts for the next twelve months

The following schedule contains data that we believe explains our underlying activities during the quarters ending October 31, 2007 and 2006.

	For the Three Months Ended October 31,		Increase (Decrease)	For the Period From Inception to October 31,		Expected for the next Twelve Months
	2007	2006	%	2007
Revenues	$-	$-	n/a	$-

Selling, general and administrative	812,318	967,969	-16%	6,569,232	up to*	5,233,000

Product Development - Solar (11)	116,025	108,799	7%	320,780		650,000
Product Development - Lighting (11)	147,724	-	n/a	192,495		300,000

Legal (1)	64,034	7,431	762%	125,163		100,000
Salaries (including benefits & taxes) (2)	203,703	215,384	-5%	1,097,743		1,550,000
Consulting (3)	99,833	32,000	212%	321,099		478,000
Noncash Salaries and Consulting (4)	293,000	627,803	-53%	4,272,071		16,840,000	Shares
Sales & Marketing (11)	1,000	-	n/a	2,500	up to*	1,000,000	(15% of sales)
Public Entity Cost (5)	22,058	37,467	-41%	120,456		150,000
Internet Website (6)	10,531	-	n/a	18,848		25,000
Investor Relations (7)	-	-	n/a	-		100,000
Facilities Cost (8)	30,819	24,835	24%	210,259		180,000
Other Operating expenses (9)	87,340	23,049	279%	401,093		700,000

Research (10)	1,599,403	127,689	1153%	2,031,485		1,200,000

Headcount:
Employees	10	8	25%	11		21
Consultant	17	11	55%	20		19

Cash flows used in Operations	$1,516,354	$371,975	308%	$3,218,970

Capital Expenditures	$50,942	$18,781	171%	$244,962		250,000

Equity Raised	$-	$33,800		$5,354,365

Cash at end of period	$1,725,433	$4,004,024		$1,725,433

Revenues
We currently do not have revenues. We expect to sell to customers of all types based on market response. Management anticipates our customers will originally be comprised of state and local governments, agencies of The US Federal Government, and commercial facilities committed to “going green”.

Expenses
General and Administrative Expenses

During the quarter ended October 31, 2007, our selling, general and administrative (“SG&A”) expenses decreased approximately $155,651 from approximately $967,969 for the period from inception (November 9, 2005) to July 31, 2006. This decrease was primarily the result of lower personnel and personnel-related expenses, associated with the large number of upfront payments made during the quarter ended October 31, 2006 from the hiring of management and administrative that was necessary to initiate the company’s product development and operations. The decrease in this category was partially offset by increases in direct costs for product
Development, legal costs, and other items as discussed below:

(1)
Legal - The Company expenses for the three months ended October 31, 2007, which represents the bulk of what we have expended since inception, represented expenses from a number of filings that were the result of our research activities over a several month period. We expect this amount to increase as a result of engineering and research effort.

(2)
Salaries and Benefits - We have employment contracts in place for approximately $590,000 per year (plus benefits and taxes), most of which were put into place in June and July, 2006. See “Employment Agreements”.

(3)
Consulting - We have a fixed commitment of $378,000 per year as of July 10, 2007, however, many of these contracts are short in duration and vary from project to project, but are increasing as the Company expands into solid state lighting.

(4)
Noncash Salaries and Consulting - In addition to the upfront payments that were recognized over the three-month period from July 2006 to October 2006 (based on the signing date of the related contact - See “Employment Agreements”), we presently have a commitment of 851,250 shares per quarter, although the issuances are subject to service dates that are not necessarily quarterly.

(5)
Public Entity Costs consist of payments to Attorneys for work on 8-k filings ($50,000 total commitment plus extras) and private placements, auditors for annual audits ($25,000 per year) and quarterly reviews ($5,000 per quarter), transfer agent fees, and all expenses incurred of this a similar nature. We anticipate those costs to rise in the coming 12 months both due to an expected increase in the size and complexity of the Company and a need to pursue additional capital.

(6)
Internet Website costs have been approximately $10,000 for the quarter ended October 31, 2006 as we have not had product in the market place. We anticipate this to change as we begin to sell product. (See “Products of the Company” for a description of the status of our products.)

(7)
Investor Relations - costs to date in this category are considered nominal, however, we do expect to expend $100,000 in the next twelve months for reputation building through local media (and national if possible), local sponsorships, professional organizations, an open house and product demonstrations, consulting/advice, shareholder communications and similar activities.

(8)
Facilities Costs - In addition to rent (See “Description of Property” and “Certain Relationships and Related Transactions”), we include all communications costs, computer costs, insurance, utilities and other costs related to our physical facilities in this category, which we believe will rise as we increase the size of our Company.

(9)
Other Operating Expenses consist of travel, miscellaneous costs, bank charges, and other similar costs, which we believe will rise as we add additional personnel, particularly sales persons who may incur more travel than the current employees and consultants who tend to be engineering-oriented.

We anticipate that during the next twelve months our general and administrative expenses will be approximately $5,233,000
(see detail in the chart below), although some expenses may not be incurred if we are not successful in selling our products.

Research and Development Expenses
Research and development expenses in the past primarily consist of labor costs, material costs and facilities. We had maintained an in-house research depart that principally has surveyed the current research field for designing an overall program and made optical improvements for the lens of our Solid State Lighting and Solar programs. However, during the Quarter ending October 31, 2007, the Company entered into a research contract with EPIR Technologies, Inc. which most of research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $1,599,403 (which included $600,000 of share-based compensation,) for the three month period ending October 31, 2007 and 2006 (see “Overview” for a more complete description of the Company’s plans in this area). Research and Development was $127,689 for the quarter ended October 31, 2007 (which predominately consisted of $20,000 of share-based compensation, salaries of $68,205, and consultant costs of $30,000).

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at October 31, 2007.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer (the “Officers”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and our disclosure controls and procedures are also effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 27,2007, we issued an aggregate of 263,182,941  shares to the former shareholders of Sun Energy Solar, Inc., pursuant to a merger agreement between the Company and Sun Energy Solar, Inc. as more fully described in Item 2, Introduction.

On December 17, 2007, we issued a 4.5 for 1 stock dividend to all shareholders of the Company.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.4	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.

3.5	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc.

3.6	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc.

10.2	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005

10.3	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005

10.4	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005

10.5	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006

10.6	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum *

10.7	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum

10.8	Executive Employment Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Carl Smith, dated June 29, 2006

10.9	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007

10.10	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007

10.11	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

* To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III	Chief Executive Officer and Chairman of Board of	December 21, 2007
Carl L. Smith, III	Directors

/s/ Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and	December 21, 2007
Matthew Veal	Principal Accounting Officer