Form 10QSB
period 2008-01-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2008-03-17
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

941-751-
6800
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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2008 was 436,384,685.

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

For information concerning these factors and related matters, please read our 8-k Information Statement dated December 6, 2007 and the subsequent information filed with the Securities and Exchange Commission.  However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2008 AND 2007

Bobbitt, Pittenger & Company, P.A.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

UPAGE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-4 - F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

March 11, 2008
(except for Note R, as to which the date is March 17, 2008)

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
(Formerly known as Acadia Resources, Inc.)
Sarasota , Florida

UREPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc. (formerly known as Acadia Resources, Inc.), (a development stage company), as of January 31, 2008 and the related consolidated statements of operations and cash flows for the three and six months ended January 31, 2008 and 2007, and for the period from inception (November 9, 2005) through January 31, 2008, and the statement of changes in stockholders’ equity for the six months ended January 31, 2008.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sun Energy Solar, Inc. (see note A), (a development stage company), as of July 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (November 9, 2005) through July 31, 2007, and in our report dated September 19, 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Bobbitt, Pittenger & Company, P.A.

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January	July
	31, 2008	31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,254,752	$3,457,729
Prepaid expenses	46,603	21,725
Inventory	102,500	43,057

TOTAL CURRENT ASSETS	4,403,855	3,522,511

Furniture and equipment, net	220,780	172,673
Investment in EPIR Technologies, Inc.	3,780,385	-
Other assets	53,988	53,988

TOTAL ASSETS	$8,459,008	$3,749,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$233,617	$895,978
Common stock redemption	815,007	-
Related party payables	9,000	9,000

TOTAL CURRENT LIABILITIES	1,057,624	904,978

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares authorized: 429,908,341 and 264,913,506 at January 31, 2008 and July 31, 2007, respectively, issued and outstanding	429,909	13,241
Additional paid-in capital	18,642,001	8,786,946
Deficit accumulated during the development stage	(11,670,526)	(5,955,993)

TOTAL STOCKHOLDERS' EQUITY	7,401,384	2,844,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,459,008	$3,749,172

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIARESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31, 2008	For the Six Months Ended January 31, 2008	For the Three Months Ended January 31, 2007	For the Six Months Ended January 31, 2007	For the Period From Inception (November 9, 2005) To January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$-	$-	$-	$-	$-

Expenses:
Selling, general and administrative	1,083,791	1,896,109	2,117,377	3,084,259	7,653,023
Research and development	2,271,875	3,871,277	56,014	184,792	4,303,357
Total expenses	3,355,666	5,767,386	2,173,391	3,269,051	11,956,380

Operating loss	(3,355,666)	(5,767,386)	(2,173,391)	(3,269,051)	(11,956,380)

Other income:
Interest	20,509	52,853	51,257	98,834	285,854
Total other income	20,509	52,853	51,257	98,834	285,854

Loss before income tax benefit	(3,335,157)	(5,714,533)	(2,122,134)	(3,170,217)	(11,670,526)

Income tax benefit	-	-	-	-	-

Net loss	$(3,335,157)	$(5,714,533)	$(2,122,134)	$(3,170,217)	$(11,670,526)

Loss per share:

Basic	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding:

Basic	271,424,959	270,723,551	247,520,371	241,224,875	236,693,619
Diluted	271,424,959	270,723,551	247,520,371	241,224,875	236,693,619

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIARESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock			Additional Paid-in	Accumulated
	Shares	Amount		Capital	Deficit	Total

Balance at inception, November 9, 2005		$		$	$	$

Capital contributed by founders	177,525,000		8,876	58,985			67,861

Shares issued in private placement ($.10 per share)	44,979,626		2,249	4,495,714			4,497,963

Stock issued for services and compensation ($0.10 per share)	8,500,630		425	849,638			850,063

Net loss					(1,229,400)		(1,229,400)

Balance, July 31, 2006	231,005,256		11,550	5,404,337	(1,229,400)		4,186,487

Shares issued in private placement ($0.10 per share, less syndication costs)	7,950,660		393	788,148			788,541

Stock issued for services and compensation ($0.10 per share)	25,957,590		1,298	2,594,461			2,595,759

Net loss					(4,726,593)		(4,726,593)

Balance, July 31, 2007	264,913,506		13,241	8,786,946	(5,955,993)		2,844,194

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIARESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CONTINUED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
(Unaudited)
Common stock redemption ($0.10 per share)	(37,698,114)	(2,051)	(3,763,765)		(3,765,816)

Stock issued for services and compensation (10/31/07) ($0.10 per share)	6,550,000	327	654,673		655,000

Reverse stock split, 1 for 4 shares and change in par value of stock	(175,455,294)	46,793	(46,793)

Shares exchanged for
Acadia Resources, Inc.	7,350,000	7,350	(7,350)

Stock split, 4.5 for 1 share	230,422,843	230,423	(230,423)

Shares issued in private placement ($0.10 per share)	55,677,640	55,678	5,512,086		5,567,764

Stock issued for services and compensation (1/31/08) ($0.10 per share)	12,660,833	12,661	1,253,422		1,266,083

Shares issued for equity investment in EPIR Technologies, Inc.	37,803,852	37,804	3,742,581		3,780,385

Reissuance of previously redeemed stock	27,683,075	27,683	2,740,624		2,768,307

Net loss				(5,714,533)	(5,714,533)

Balance, January31, 2008	429,908,341	$429,909	$18,642,001	$(11,670,526)	$7,401,384

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIARESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended January 31, 2008	For the Six Months Ended January 31, 2008	For the Three Months Ended January 31, 2007		For the Six Months Ended January 31, 2007		For the Period From Inception (November 9, 2005) To January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,335,157)	$(5,714,533)		$(2,122,134)		$(3,170,217)	$(11,670,526)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	10,481	20,962		3,630		5,894	42,310
Stock issued for services and compensation	1,266,083	1,921,083		1,676,562		2,078,115	5,366,905
Changes in operating assets and liabilities:
Prepaid expenses	(28,613)	(24,878)		4,978		34,956	(46,603)
Inventory	(400)	(59,443)		-		-	(102,500)
Interest receivable	-	-		-		15,797	-
Other assets	-	-		(12,258)		(24,238)	(53,988)
Accounts payable and accrued expenses	(915,211)	(662,361)		131,685		386,772	233,617
Related party payables	-	-		(10,644)		(27,234)	9,000
NET CASH USED BY OPERATING ACTIVITIES	(3,002,817)	(4,519,170)		(328,181)		(700,155)	(6,221,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(18,127)	(69,069)		(21,936)		(40,718)	(263,090)
NET CASH USED BY INVESTING ACTIVITIES	(18,127)	(69,069)		(21,936)		(40,718)	(263,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributed by private placement	5,567,764	5,567,764		721,266		755,066	10,854,268
Contributed capital	-	-		-		-	67,861
Common stock redemption	(17,501)	(182,502)		-		-	(182,502)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,550,263	5,385,262		721,266		755,066	10,739,627

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,529,319	797,023		371,149		14,193	4,254,752

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,725,433	3,457,729		4,004,024		4,360,980	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,254,752	$4,254,752		$4,375,173		$4,375,173	$4,254,752

Cash paid for:
Interest	$-	$-		$-		$-	$-
Income taxes	$-	$-		$-		$-	$-

Noncash operating and financing activities:
Stock issued for services and compensation	$1,266,083	$1,921,083		$1,676,562		$2,078,115	$5,366,905

Treasury stock redeemed included in payables	$438,504	$3,765,816	$		$		$3,765,816

Reissuance of previously redeemed stock	$2,768,307	$2,768,307	$		$		$2,768,307

Shares issued for equity investment in EPIR Technologies, Inc.	$3,780,385	$3,780,385	$		$		$3,780,385

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (NOVEMBER 9, 2005) THROUGH JANUARY 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is a development stage company incorporated in Nevada.  The Company is developing, designing, and integrating photovoltaic solar cells into products for incident management, energy efficient advertising, and low-cost durable solar modules for easy installation and incremental upgrading of capacity.  The Company is also developing environmentally responsible, energy efficient lighting products that are based on the latest and most efficient light emitting diode (LED) technologies.

On November 27, 2007, Acadia Resources, Inc. (“Acadia”), Sunovia Solar, Inc., a wholly owned subsidiary of Acadia (“Sunovia Solar”) and Sun Energy Solar, Inc. entered into an Agreement and Plan of Merger which closed on November 28, 2007.  Pursuant to the terms of the Merger agreement, Sunovia Solar merged with and into Sun Energy Solar, which became a wholly-owned subsidiary of Acadia (the “Merger”).  On December 17, 2007, Acadia changed its name to Sunovia Energy Technologies, Inc.

Sun Energy Solar was incorporated under the laws of the State of Delaware on November 9, 2005.  Sun Energy Solar, Inc. was organized for the purpose of developing solar related products and technologies.  The Company was originally named Sologic, Inc.  On April 25, 2006, the Company completed its name change from Sologic, Inc. to Sun Energy Solar, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage of business and has experienced negative cash flows from operations to date and has accumulated losses of $11,670,526.  To date the Company has funded operations through the issuance of common stock.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  During the period from inception (November 9, 2005) through January 31, 2008, the Company completed a private placement of 108,607,926 shares for net proceeds of $10,854,268.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

UAccounting Method

The Company recognizes income and expenses on the accrual basis of accounting.  The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At January 31, 2008, the Company had an uninsured cash balance of approximately $4,261,000.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of January 31, 2008 and July 31, 2007.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition”, as amended by Staff Accounting Bulletin 104, the Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price, there is reasonable assurance of collection, the services or products have been provided and delivered to the customer, no additional performance is required, and title and risk of loss has passed to the customer.  For the six months ended January 31, 2008 and 2007 and for the period from inception (November 9, 2005) through January 31, 2008, no revenue has been recognized.

Products may be placed on consignment to a limited number of resellers.  Revenue for these consignment transactions will also be recognized as noted above.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling of the Company’s products is recorded as product revenue.  The related costs are recorded as cost of sales.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. There were no product advertising costs charged to expense for the six months ended January 31, 2008 and 2007 or for the period from inception (November 9, 2005) through January 31, 2008.

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

ULegal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of January 31, 2008 and 2007, there were no loss contingencies expected.

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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such  assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the six months ended January 31, 2008 and 2007 or for the period from inception (November 9, 2005) through January 31, 2008.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Benefits) (Continued)

At January 31, 2008, the Company had a net operating loss carryforward of approximately $11,671,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the six months ended January 31, 2008 and 2007 and for the period from inception (November 9, 2005) through January 31, 2008, before the valuation allowance was applied, totaled approximately $2,143,000, $1,189,000 and $4,376,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation as the effect is antidilutive is 500,000,000.  The effects of the stock options are antidilutive at January 31, 2008 and 2007 and therefore are excluded from the fully diluted calculation.

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the six months ended January 31, 2008 and 2007 and for the period from inception (November 9, 2005) through January 31, 2008.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement was effective for the first fiscal year that began after August 1, 2007.  Adoption of this statement has not had any material effect on the Company’s financial position or results of operations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.  Costs capitalized in association with patents totaled $47,008 for the period from inception (November 9, 2005) through January 31, 2008.  Patent costs are included in other assets on the balance sheet.

Options

On December 21, 2005, options for 500,000,000 shares were issued to the Company’s Chief Executive Officer for services, exercisable at a price of $.10 (see Note N).  The stock options have a fifteen year life.

Reclassifications

Certain amounts for the periods ended January 31, 2007 have been reclassified in the comparative financial statements to be comparable to the presentation for the periods ended January 31, 2008.  These reclassifications had no effect on net loss.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer and largest shareholder.  As compensation under this agreement, the Company has granted Sparx, Inc., a royalty of 4.9% of gross revenues.

The Company entered into a change of control severance agreement with the Chief Executive Officer and largest shareholder on December 21, 2005.  If any person, entity, or group acquires beneficial ownership of 20% or more of the Company, the Chief Executive Officer is granted voting rights on a number of common shares that would result in his having a voting majority of shares needed for any shareholder meeting.

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

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of January 31, 2008 and July 31, 2007 is as follows:

	2008	2007
Deferred tax asset
Net operating loss carryforward	$4,376,447	$2,235,000

Valuation allowance	(4,376,447)	(2,235,000)

Net deferred tax asset	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES (CONTINUED)

At January 31, 2008 the Company had a net operating loss carry forward of approximately $11,671,000 for federal and state income tax purposes.  The carryforward, if not utilized to offset taxable income, will begin to expire in 2026.  The change in valuation allowance for the six months ended January 31, 2008 and 2007 totaled $2,143,000 and $1,189,000, respectively.

A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows:

	For the Six Months Ended January 31, 2008	For the Six Months Ended January 31, 2007	For the Period from Inception (November 9, 2005) through January 31, 2008

Federal income tax (benefit) at statutory rate	$1,829,000	$1,015,000	$3,734,000
State taxes (benefit)	314,000	174,000	642,000
Valuation allowance	(2,143,000)	(1,189,000)	(4,376,000)

Provision (benefit) for income taxes	$-	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At January 31, 2008 and July 31, 2007 furniture and equipment consisted of the following:

	January 31, 2008	July 31, 2007

Computer equipment	$204,963	$153,638
Furniture and fixtures	31,767	29,616
Leasehold improvements	26,360	10,767
	263,090	194,021
Less: accumulated depreciation	(42,310)	(21,348)

Furniture and equipment	$220,780	$172,673

Total depreciation expense for the six months ended January 31, 2008 and 2007 and for the period from inception (November 9, 2005) through January 31, 2008 was $20,962, $5,894 and $42,310, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCKHOLDERS' EQUITY

UCommon Stock

Effective November 27, 2007 the Company declared a 1 for 4 reverse stock split of the Company’s common stock.  The reverse stock split resulted in a decrease of shares outstanding of 175,455,294 shares.  The par value of the shares was changed on the same date to $.001 per share.

In November 2007, the Company exchanged 7,350,000 shares of Acadia Resources, Inc. common stock (See Notes A and P) for the same number of shares in the Company.

On December 4, 2007, the Company declared a 4.5 for 1 forward stock split of the Company’s common stock, effective of record on December 11, 2007.  The stock split resulted in an additional 230,422,843 shares of the Company’s common stock being issued.

A summary of options to purchase shares of common stock as of January 31, 2008 and changes during the three months ended January 31, 2008 and for the period from inception (November 9, 2005) through October 31, 2007 is as follows:

	Outstanding Options
	Number of Shares	Exercise Price

Balance at November 9, 2005 (inception)

Granted December 20, 2005	500,000,000	$0.10

Balance at July 31, 2007	500,000,000	$0.10

Balance at January 31, 2008	500,000,000	$0.10

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense totaled $32,117, $39,917 and $186,810 for the six months ended January 31, 2008 and 2007 and for the period from inception (November 9, 2005) through January 31, 2008, respectively.  Prior to October 2006, the Company leased office space/warehouse facilities in Sarasota, Florida under an operating lease with a company owned by two of the Company’s officers and shareholders.  In October 2006, the Company terminated the lease.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

The Company has entered into a research, development and supply agreement with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development partnership for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI Materials.  The II-VI materials are uniquely combined to form the semiconductors that are used in solar PV technologies.  The partnership also provides for the commercialization of advanced light detection technologies that form a foundation for accelerating advanced PV development that is aimed at reducing the overall cost of energy from a solar PV System.   The Company and EPIR are developing a solar PV encapsulate that eliminates the need for glass encapsulates that are prevalent in today’s market.

Consideration for the agreement includes exchanging 37,803,852 shares of the Company’s common stock for 202,200 (10%) shares of EPIR common stock.

The agreement calls for the Company to make to EPIR the non-refundable payments set forth below:

Payment Amount	Payment to be received by

$ 1,700,000	November 30, 2007
1,000,000	February 1, 2008
1,000,000	April 1, 2008
1,000,000	October 1, 2008
1,000,000	December 1, 2008
1,000,000	March 1, 2009
1,000,000	June 1, 2009
1,000,000	August 1, 2009
1,000,000	October 1, 2009
1,000,000	December 1, 2009
1,000,000	March 1, 2020
1,000,000	June 1,2010
1,000,000	August 1,2010
1,000,000	October 1,2010
1,000,000	December 1, 2010
500,000	April 1, 2011
500,000	October 1, 2011
500,000	April 1,2012
500,000	October 1,2012
500,000	April 1,2013
500,000	October 1,2013
500,000	April 1,2014

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

500,000	October 1, 2014
500,000	April 1, 2015
500,000	October 1,2015
500,000	April 1, 2016
500,000	October 1,2016
500,000	April 1, 2017
500,000	October 1,2017
500,000	March 1,2017
500,000	October 1,2017

$ 23,700,000

NOTE H – SEGMENT INFORMATION

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION (CONTINUED)

Consolidated Operations by Business Segment

For the six months ended January 31, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Netsales	$-	$-	$-

Operating loss	$(4,361,989)	$(816,787)	$(514,795)

Depreciation and amortization	$-	$-	$(20 ,962)

Assets	$4,347,098	$10,154	$4,101,756
For the six months ended January 31, 2007

	Solar Substrate	Lighting Product	Corporate and Other

Netsales	$-	$-	$-

Operating loss	$(2,955,579)	$-	$(208,744)

Depreciation and amortization	$-	$-	$(5,894)

Assets	$4,375,173	$-	$101,458

For the period from inception (November 9, 2005) through January 31, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Netsales	$-	$-	$-

Operating loss	$(7,435,754)	$(1,454,183)	$(2,738,279)

Depreciation and amortization	$-	$-	$(42,310)

Assets	$4,347,098	$10,154	$4,101,756

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the six months ended January 31, 2008 and 2007, was $7,491 and $1,127, respectively.  Retirement expense for the period from inception (November 9, 2005) to January 31, 2008 was $18,509.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the period from inception (November 9, 2005) to January 31, 2008, include the acquisition of patent rights discussed in Note B, the consulting agreements discussed in Note M, the stock options discussed in Note N, and the lease transaction described in Note F.  In addition to the office lease described in Note F, the Company rented a condominium from the Company’s Chief Financial Officer in lieu of using a hotel for consultants and others when required.  The rent was 15,000 shares of common stock per month.  The lease terminated July 31, 2007.  Total rent expense paid or payable in common stock for related party leases for the period from inception (November 9, 2005) through July 31, 2007 was $66,703.

NOTE L - RISKS AND UNCERTAINTIES

Operating results may be affected by a number of factors.  The Company is dependent upon a number of major inventory and intellectual property suppliers.  Presently, the Company does not have formal arrangements with all of its suppliers, and shortages of key solar components exist in the industry.  In the future, if the Company is unable to obtain satisfactory supplier relationships, or a critical supplier had operational problems, or ceased making material available, operations could be adversely affected.

NOTE M - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS

The Company has signed a series of employment contracts with several of its shareholders and directors, as listed below:

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

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

In June 2006, the Company entered into an employment agreement with its former Chief Financial Officer and current Business Development Representative.  Under the employment agreement, the Chief Financial Officer receives a base salary of two million shares of common stock per year.  The employment agreement further provides up to two million shares of common stock for each year of service beginning June, 2007.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Chief Financial Officer the same benefits as other executives of the Company, but no cash remuneration.

In June 2006, the Company entered into a one-year employment agreement with its former Chief Operating Officer.  Under the employment agreement, the Company granted the Chief Operating Officer two million shares of common stock initially and six hundred twenty-five thousand shares for each quarter of service.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement granted the Chief Operating Officer the same benefits as other executives of the Company, but no cash remuneration.  The Chief Operating Officer resigned in November 2006, and the Company paid him two million five hundred thousand shares in settlement.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

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

In May 2006, the Company entered into a one-year employment agreement with its Secretary, Controller, Chief Accounting Officer, and current Chief Financial Officer.  Under the employment agreement, the Company granted the Secretary, Controller, and Chief Accounting Officer one million shares of common stock for each year of service after his initial year of employment in addition to his two million founding shares.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Secretary, Controller, and Chief Accounting Officer the same benefits as other executives of the Company and an annual salary of $100,000 per year.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

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

In January 2007, the Company entered into an agreement with a related entity, a key principal of which is the Company’s Vice-President of Sales.  Under the agreement, the Company granted the principal six million shares of common stock initially and five hundred thousand shares for each quarter of service.  The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The agreement grants the Vice-President of Sales the same benefits as other executives of the Company and a monthly payment of $10,000.  The services required under this contract include developing a marketing and advertising plan, executing an advertising campaign, administering the Company’s sales programs and selling product, developing Spanish language programs for the Company, and assisting with media relations. The agreement was terminated in June 2007.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In December, 2007, the Company entered into a one year consulting agreement with an individual.  The consultant will render research, product development, and strategic partnership development advice.  In consideration for services rendered, the Company will pay the consultant a fee equal to 125,000 shares of restricted common stock every three months.  In addition, the Company will also provide common stock options to be determined under a new stock option plan.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid in common stock, of $1,345,583, $795,303, and $5,465,081 for the six months ended January 31, 2008 and 2007, and the period from inception (November 9, 2005) through January 31, 2008, respectively.  The shares issued for these periods totaled 19,210,833, 16,765,620, and 53,669,053 for employment contracts, consulting contracts, and rent agreements, respectively (see Note M and Note K).  For the six months ended January 31, 2008 salary, consulting, and research and development expenses paid or accrued for payment in common stock totaled $620,000, $125,583, and $600,000, respectively.  For the six months ended January 31, 2007, salary and consulting paid or accrued for payment in common stock totaled $543,750 and $251,553, respectively.  For the period from inception (November 9, 2005) through January 31, 2008, salary, consulting, rent, and research and development expenses, paid or accrued for payment in common stock totaled $2,979,986, $1,818,392, $66,703, and $600,000, respectively.  Common stock not issued for these expenses as of January 31, 2008 and July 31, 2007, totaled $98,176, and $673,676 respectively.

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

--

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK COMPENSATION (CONTINUED)

The Company's stock option plan provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the plan, the option exercise price equals $.10, which was the stock's market price on the date of grant.

Stock option transactions for the period from inception (November 9, 2005) through January 31, 2008 are summarized as follows:

		Exercise
	Shares	Price
Average Exercise Price

Outstanding, November 9, 2005
Granted, December 20, 2005	500,000,000	$0.10

Outstanding and exercisable, July 31, 2007	500,000,000	$0.10
Outstanding and exercisable, January 31, 2008	500,000,000	$0.10

Information regarding stock options outstanding as of January 31, 2008 is as follows:

		Options Outstanding
Price Range	Shares	Exercise Price	Remaining Life
$0.10	500,000,000	$0.10	13 years

		Options Exercisable
Price Range	Shares	Exercise Price	Remaining Life
$0.10	500,000,000	$0.10	13 years

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

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

--

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  This statement has not had a significant effect on the Company’s financial statements.

--

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE P – COMMON STOCK REDEMPTION

On October 31, 2007, the Company redeemed and retired 33,098,075 of outstanding shares of common stock for $3,309,808. The purchase price was $.10 per share. During the three months ended January 31, 2008, the Company redeemed and retired 4,600,039 additional shares. The purchase price was $.10 per share. The total number of reissued redeemed shares during the three months ended January 31, 2008 totaled 27,683,075.

NOTE Q – REVERSE MERGER

On November 27, 2007, Acadia Resources, Inc. (“Acadia”), Sunovia Solar, Inc., a wholly-owned subsidiary of Acadia (“Sunovia Solar”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on November 28, 2007. Pursuant to the terms of the Merger Agreement, Sunovia Solar merged with and into the Company, which became a wholly-owned subsidiary of Acadia.

In consideration for the merger, Acadia issued an aggregate of 58,485,098 shares of common stock to the shareholders of the Company at the closing of the merger.  On December 17, 2007, Acadia changed its name to Sunovia Energy Technologies, Inc.

--

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – REVERSE MERGER

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

The unaudited pro forma financial Information reflects financial information, which gives effect to the execution of the Agreement and Plan of Merger between Sunovia Solar, Inc., ("Sunovia Solar") (a Delaware corporation), a wholly owned subsidiary of Acadia Resources, Inc., ("Acadia") (a Delaware corporation), and the Company. On November 30, 2007, the holders of the Company’s issued and outstanding capital stock surrendered all of their issued and outstanding capital stock to Sunovia Solar in exchange for 58,485,098 shares of Acadia’s common stock.  The Pro Forma Statement included herein reflects the above transaction, which has been accounted for as a reverse merger (recapitalization) with the Company being deemed the accounting acquirer and Acadia being deemed the legal acquirer.  Such financial information has been prepared from, and should be read in conjunction with, the unaudited January 31, 2008 financial statements of the Company included herein, as well as in conjunction with Acadia's audited financial statements filed in its Form 10-KSB filing.

The accompanying unaudited pro forma consolidated financial statement is presented to illustrate the effects of the merger and reorganization on the historical financial position and operating results of the Company and Acadia. The unaudited pro forma consolidated balance sheet as of January 31, 2008 combines the respective balance sheets, as adjusted, at that date.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – REVERSE MERGER (CONTINUED)

	(a) Acadia Resources, Inc.	(b) Sun Energy Solar, Inc.
Total Assets	$14	$2,112,645
Total Liabilities	$15,102	$4,302,636
Total Equity	$(15,088)	$(2,189,991)
Total Liabilities and Equity	$14	$2,112,645
Net Sales	$-	$-
Net Loss	$-	$2,379,377

(a) Based on Acadia Resources, Inc.'s audited financial statements as of August 31, 2007
(b) Based on Sun Energy Solar, Inc.'s October 31, 2007 unaudited financial statements

NOTE R – SUBSEQUENT EVENTS

In February, 2008, a company in which the Company owns a 10% interest, entered into a research and development agreement with an educational institution. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the company. In consideration for services rendered, the company will pay the educational institution $2,000,000 in the first year. If the company decides to extend the agreement to the second year, they will pay an additional $2,000,000. If the company decides to extend the agreement to year three, they will make a final payment of $1,000,000.

In May 2006, the Company’s wholly owned subsidiary entered into a consulting agreement with an individual who had worked with the Company in its initial stage whereby the individual would develop relationships with customers that the Company considers crucial to its development and long term success (see Note M). On March 17, 2008, the Company and the individual  entered into an amended and restated consulting agreement whereby the individual would provide the Company with services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liason to various corporations.  The term of the agreement began on May 22, 2006 and is effective through May 2009. As compensation for providing such services, the Company shall issue to the individual (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which shall be issued on January 1, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the six months and three months ended January 31, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

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

Sun Energy was incorporated on November 9, 2005 under the laws of the State of Delaware for the purpose of commercializing solar products. Sun Energy was originally named Sologic, Inc. On April 25, 2007, the name was changed to Sun Energy Solar, Inc. On December 21, 2005, Sun Energy acquired the patent rights (patent applied for) to No. 60/6 17,263 Titled Substrate “with Light Display”  applied for on September 2, 2005 (provisional was applied in September 2004), from Sparx, Inc., a Florida corporation,  100% owned by Carl L. Smith III, its Chief Executive Officer.

MANAGEMENT’S DISCUSSION AND ANALYSIS

As a result of the Merger, the Company ceased to be a shell company and Sun Energy became a holding company for Sunovia.    Pursuant to the terms of the Merger Agreement, Sun Energy merged with and into Sunovia Solar, which became a wholly-owned subsidiary of the Company (the “Merger”). Because Sun Energy’s operations are the only significant operations of the Company, this discussion and analysis focuses on the business results of Sun Energy.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" for a discussion of the assumptions associated with these forward-looking statements.

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

As a development stage company, we have had a limited operating history that can serve as the basis to evaluate our business. There are many factors, that could have a material adverse effect on our business and operating results. You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, in new and rapidly evolving markets, such as the solar market. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

For the fiscal period from inception (November 9, 2005) to January 31, 2008, the Company had a net loss of $11,670,526.

To date, our company has evolved into two divisions: Solar Products and Solid State Lighting.

Solar Division

Our product development plan is being conducted in phases, which are as follows:

•	Core technology
•	Solar cell improvement and research
•	Manufacturing implementation
•	Battery development
•	Integration into fabric
•	Legal (patent, safety testing)

Work on phases is concurrent in part, and some product is planned to be introduced to the market before completion of the various phases of product development.

We have developed a  menu of product features such as substrates of various thickness and power, developing a method of connecting several substrates together in an integrated fashion, adding sensors to the core product, adding Radio Frequency (“RF”), “E-Ink” Display Technology, a digital low-power sign, Radio Frequency Identification (“RFID”), Bluetooth and long range communication technologies to the core product, encapsulation, adding sensors and applying adhesion technology to the core product. Concurrently with the core product development phase, we are exploring ways to improve solar cells, particularly thin film, integration of the core product into fabric, designing a manufacturing plan, and ultimately designing specialized batteries that best meet our needs in the event the marketplace does not offer something that meets specifications of products that we intend to offer.

On January 24, 2008, the Company and EPIR Technologies, Inc. (“EPIR”) entered into an Amended and Restated Research, Development and Supply Agreement (the “EPIR Agreement”) pursuant to which the Company has become the exclusive supplier of certain (i) EPIR products that are to be funded by the Company and developed by EPIR including one or more versions of photovoltaic solar cells or solar cell encapsulate technologies (the “EPIR Products”) and (ii) certain other products including infrared sensors and biosensors (the “EPIR Independent Products”), which right is contingent upon certain annual sales goals.

In accordance with the EPIR Agreement, EPIR is required to:

•	use commercially reasonable efforts to develop the EPIR Products using all available new technology that will be identified and defined by a technology development board;
•	use commercially reasonable efforts to supply EPIR Products and EPIR Independent Products in quantities that are consistent with the Company’s forecasted demand under this Agreement;
•	support the Company’s efforts in the marketing and promotion of the Company’s products;
•
refer any and all inquires for purchase of the EPIR Products or other products sold by the Company that incorporate the EPIR Products (the “Sunovia-EPIR Products”) received from third parties to the Company; and

•	inform the Company of any inquiries received by EPIR from third parties who or are interested in engaging EPIR to develop photovoltaic solar cells and related technologies.

In accordance with the EPIR Agreement, the Company is required to:

•	provide the required cash payments to EPIR as set forth in the EPIR Agreement;
•	develop distribution channels for the Sunovia-EPIR Products;
•	integrate, promote, market and sell the EPIR Products, EPIR Independent Products and the Sunovia-EPIR Products; and
•
inform EPIR of any inquiries received by the Company from third parties who or are interested in engaging the Company and EPIR in connection with the development or use of photovoltaic solar cells and related technologies.

Unless terminated sooner, the term of the EPIR Agreement is through January 2018.

In addition to the above transaction, EPIR and the Company entered into a Stock Purchase Agreement pursuant to which EPIR purchase 37,803,852 shares of common stock of the Company (the “January 2008 Shares”) representing 10% of the issued and outstanding of the Company in consideration for the Company purchasing 202,200 shares of common stock of EPIR representing 10% of the issued and outstanding of EPIR.

Solid State Lighting Division

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

The principle type of low energy lighting currently in the market place is compact fluorescents (CFLs). Solid State Lighting is a newer technology than CFL technology and lasts significantly longer, does not contain mercury, uses somewhat less energy and is showing continued improvement each year in performance. Realizing that we had existing expertise in this area, we began testing to see if we could develop a light that overcomes the heat problem, which was one of the hurdles that have prevented this type of lighting from a successful deployment in the marketplace. Our engineers did successfully build prototypes that significantly reduce the heat generated by the LEDs and we have begun to approach potential customers from leads from our sales and marketing consultants to determine potential interest in our products.

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

Plan of Operation

We presently have 12 employees and 14 consultants. We intend to hire up to 12 additional employees during the next twelve months, particularly in the area of sales. We believe that the additional sales and marketing people will be necessary to communicate with potential customers of our solid state lighting and provide the necessary support in terms of customer service, credit and billing and accounting. While we will have other roles such as fulfillment, manufacturing and shipping, we plan to outsource these functions. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Our plan of operation for the next twelve months is:

1.	The costs associated with the development of our solar substrate products during the next twelve months are estimated to be:

Core Technology	$1,000,000
Solar Cell Improvement and Research	$2,000,000
Manufacturing Implementation	$150,000
Legal (patent, safety testing)	$100,000

2.
Assuming we receive continued favorable results from our basic core technology work, we will commence introducing product into the marketplace. We anticipate spending $100,000 in engineering costs towards this and to fund initial product orders from deposits from customers and cash on hand, and we may finance additional costs from the sale of our common stock and debt, although as of the filing of this report we do not have any specific financing arranged.

3.
In addition to these costs, we anticipate spending $600,000 on administrative costs, including the costs associated with complying with reporting obligations. We plan to pay these expenses from our current cash on hand.

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

Cash Flows and Working Capital
To date, we have financed our operations primarily through equity contributions by our shareholders. As of January 31, 2008, we had $4,254,752 in cash and cash equivalents. Our current liabilities as of January 31, 2008 were $1,057,624.

Operating Activities
Net cash used in operating activities for the six month and three month periods ended January 31, 2008 amounted to $4,519,170 and $3,002,817 as compared to $700,155 and $328,181 for the six month and three month period  ending January 31, 2007. Net cash used by operating activities was mainly a result of a net loss of $5,714,533, $3,335,157 for the six month and three month period ending January 31, 2008 and $3,170,217 and $2,122,134 for the same periods respectively which included non-cash share-based compensation of $1,921,083 and $1,266,083 and $2,078,105 and $1,676,502 for the same periods, respectively.

Investing Activities
Net cash used in investing for the six month and three month period ending January 31, 2008 was $69,069 and $18,127 as compared to $40,718 and $21,936 for the six month and three month periods ending January 31, 2007, due primarily to our purchase of software for product development purposes for the six and three month period ended January 31, 2008, where as the amounts in the previous period were more for office equipment.

Financing Activities
Our net cash raised in financing activities for the six month and three month periods ending January 31, 2008 was $5,385,262 and $5,550,263 as compared to $755,066 and $700,155 for the six months and quarter ending January 31, 2007. In both periods, we were in the process of completing a private placement for ten cents a share.

Cash Requirements
As of March 12, 2008, we had $4,581,634 in cash. However, we presently anticipate spending approximately $5,750,000 over the next twelve months on operations, $2,000,000 on research and development and $250,000 on capital equipment. Of that amount, $2.75 million is forecasted to be spent on the Solid State lighting division, the majority of which we expected to be funded in part by future sales with all remaining amounts from capital that we plan to raise. Management believes that any revenue growth that may occur will require additional working capital as it will probably need to provide credit terms to customers due to the price increase our product has in comparison to incandescent  and compact fluorescent lights our potential customers may be currently using. If the sales do not materialize, we would have to curtail  what we spend on this program unless we were to raise additional capital. Furthermore, management believes there are a number of opportunities available in the fields of solar, ultra-low power, and solid state lighting, and other areas. To take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if  such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.

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

Results of Operations

Six months and quarter ended January 31, 2008 compared to Six months and quarter ending January 31, 2007, along with inception to date information from the period from November 9, 2005 to January 31, 2008 and Expected amounts for the next twelve months

Revenues
We currently do not have revenues. We expect to sell to customers of all types based on market response. Management anticipates our customers will originally be comprised of state and local governments, agencies of the US Federal Government, and commercial facilities committed to “going green”.

Expenses
General and Administrative Expenses

During the six months and quarter ended January 31, 2008, our selling, general and administrative (“SG&A”) expenses decreased. For the Six month period ending January 31, 2008, selling, general and administrative expenses decreased $1,178,150 (38%) to $1,896, 109.  Likewise, for the three month period ending January 31, selling, general and administrative expenses decreased $1,033,586 (48.8%) to $1,083,791. This decrease was primarily the result of lower personnel and personnel-related expenses, associated with the large number of upfront payments made during the six months and quarter ended January 31, 2007 from the hiring of management and administrative that was necessary to initiate the company’s product development and operations.

Research and Development Expenses
Research and development expenses in the past primarily consist of labor costs, material costs and facilities. We had maintained an in-house research depart that principally has surveyed the current research field for designing an overall program and made optical improvements for the lens of our Solid State Lighting and Solar programs. However, during the six month period ending January 31, 2008, the Company entered into a research contract with EPIR Technologies, Inc. which most of research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $3,871,277 and $2,271,875) for the six month and three month periods ending January 31, 2008 and 2007 (see “Overview” for a more complete description of the Company’s plans in this area). Research and Development was $184,782 and $56,014 and for the six months and quarter ended January 31, 2007(which predominately consisted of $20,000 of share-based compensation, salaries of $68,205, and consultant costs of $30,000).

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at January 31, 2008.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal six months and quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 27, 2007, we issued an aggregate of 263,182,941 (post split) shares to the former shareholders of Sun Energy Solar, Inc., pursuant to a merger agreement between the Company and Sun Energy Solar, Inc. as more fully described in Item 2, Introduction.

On December 17, 2007, we issued a 4.5 for 1 stock dividend to all shareholders of the Company.

On January 24, 2008 the Company entered into a Stock Purchase Agreement with EPIR Technologies, Inc. (see “Management’s Discussion and Analysis” whereby EPIR purchase 37,803,852 shares of common stock of the Company.

In January, 2008, we issued 55,677,640 common shares to investors in our private placement at $.10 per share.

In January, 2008, we issued 12,660,833 shares to employees and consultants for services at $.10 per share.

In January, 2008, we issued 27,683,075 shares to employees and consultants at $.10 per share in settlement of past service obligations.

In March, 2008, we issued 6,476,344 common shares to investors in our private placement at $.10 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.12	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007
10.13	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.14	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.15	Ammended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III	Chief Executive Officer and Chairman of Board of	March 17, 2008
Carl L. Smith, III	Directors

/s/ Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and	March 17, 2008
Matthew Veal	Principal Accounting Officer