Form 10QSB
period 2008-04-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2008-06-16
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of June 12, 2008 was 478,921,849.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2008 AND 2007

Bobbitt, Pittenger & Company, P.A.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-4-F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6-F--7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

5

June 11, 2008

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
(Formerly known as Acadia Resources, Inc.)
Sarasota , Florida

UREPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc. (formerly known as Acadia Resources, Inc.), (a development stage company), as of April 30, 2008 and the related consolidated statements of operations and cash flows for the three and nine months ended April 30, 2008 and 2007, and for the period from inception (November 9, 2005) through April 30, 2008, and the statement of changes in stockholders’ equity for the nine months ended April 30, 2008.  These financial statements are the responsibility of the Company’s management.

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

/s/ Bobbitt, Pittenger & Company, PA

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,640,191	$3,457,729
Accounts receivable	5,600	-
Prepaid expenses	31,603	21,725
Inventory	101,850	43,057

TOTAL CURRENT ASSETS	2,779,244	3,522,511

Furniture and equipment, net	249,684	172,673
Investment in EPIR Technologies, Inc.	3,780,385	-
Other assets	53,988	53,988

TOTAL ASSETS	$6,863,301	$3,749,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$316,214	$895,978
Common stock redemption	775,007	-
Related party payable	9,000	9,000

TOTAL CURRENT LIABILITIES	1,100,221	904,978

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 445,094,233 and 264,913,506 at April 30, 2008 and July 31, 2007, respectively, issued and outstanding	445,095	13,241
Additional paid-in capital	29,330,798	8,786,946
Deficit accumulated during the development stage	(24,012,813)	(5,955,993)

TOTAL STOCKHOLDERS' EQUITY	5,763,080	2,844,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,863,301	$3,749,172

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
					From Inception
	For the Three	For the Nine	For the Three	For the Nine	(November 9, 2005)
	Months Ended	Months Ended	Months Ended	Months Ended	To
	April 30, 2008	April 30, 2008	April 30, 2007	April 30, 2007	April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$5,600	$5,600	$-	$-	$5,600

Expenses:
Selling, general and administrative	10,325,796	12,221,905	752,336	3,837,684	17,973,819
Research and development	2,033,127	5,904,404	79,038	262,741	6,336,484
Total expenses	12,358,923	18,126,309	831,374	4,100,425	24,310,303

Operating loss	(12,353,323)	(18,120,709)	(831,374)	(4,100,425)	(24,304,703)

Other income:
Interest	11,036	63,889	46,270	145,104	291,890
Total other income	11,036	63,889	46,270	145,104	291,890

Loss before income tax benefit	(12,342,287)	(18,056,820)	(785,104)	(3,955,321)	(24,012,813)

Income tax benefit	-	-	-	-	-

Net loss	$(12,342,287)	$(18,056,820)	$(785,104)	$(3,955,321)	$(24,012,813)

Loss per share:

Basic	$(0.03)	$(0.06)	$(0.00)	$(0.02)	$(0.09)
Diluted	$(0.03)	$(0.06)	$(0.00)	$(0.02)	$(0.09)

Weighted average number of common
shares outstanding:

Basic	435,875,023	324,970,372	259,725,089	247,257,964	265,071,847
Diluted	435,875,023	324,970,372	259,725,089	247,257,964	265,071,847

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN  AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception,
November 9, 2005	-	$-	$-	$-	$-

Capital contributed by founders	177,525,000	8,876	58,985	-	67,861

Shares issued in private placement
($0.10 per share)	44,979,626	2,249	4,495,714	-	4,497,963

Stock issued for services
and compensation	8,500,630	425	849,638	-	850,063
($0.10 per share)

Net loss	-	-	-	(1,229,400)	(1,229,400)

Balance, July 31, 2006	231,005,256	11,550	5,404,337	(1,229,400)	4,186,487

Shares issued in private placement
($0.10 per share, less syndication costs)	7,950,660	393	788,148	-	788,541

Stock issued for services
and compensation
($0.10 per share)	25,957,590	1,298	2,594,461	-	2,595,759

Net loss	-	-	-	(4,726,593)	(4,726,593)

Balance, July 31, 2007	264,913,506	13,241	8,786,946	(5,955,993)	2,844,194

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN  AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CONTINUED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

(Unaudited)

Common stock redemption
($0.10 per share)	(37,698,114)	(2,051)	(3,763,765)	-	(3,765,816)

Stock issued for services
and compensation ($0.10 per share)	19,210,833	12,988	1,908,095	-	1,921,083

Reverse stock split, 1 for 4 shares
and change in par value of stock	(175,455,294)	46,793	(46,793)	-	-

Shares exchanged for
Acadia Resources, Inc.	7,350,000	7,350	(7,350)	-	-

Stock split, 4.5 for 1 share	230,422,843	230,423	(230,423)	-	-

Shares issued in private placement
($0.10 per share)
less syndication costs)	66,172,384	66,173	6,545,956	-	6,612,129

Stock issued for services
and compensation (4/30/08)
($0.73 per share)	4,691,148	4,691	3,419,847	-	3,424,538

Shares issued in equity investment
in EPIR Technologies, Inc.	37,803,852	37,804	3,742,581	-	3,780,385

Reissuance of previously redeemed stock	27,683,075	27,683	2,740,624	-	2,768,307

Stock options granted for services	-	-	6,235,080	-	6,235,080

Net loss	-	-	-	(18,056,820)	(18,056,820)

Balance, April 30, 2008	445,094,233	$445,095	$29,330,798	$(24,012,813)	$5,763,080

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					For the Period
					From Inception
	For the Three	For the Nine	For the Three	For the Nine	(November 9, 2005)
	Months Ended	Months Ended	Months Ended	Months Ended	To
	April 30, 2008	April 30, 2008	April 30, 2007	April 30, 2007	April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,342,287)	$(18,056,820)	$(785,104)	$(3,955,321)	$(24,012,813)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	10,962	31,924	5,654	11,549	53,272
Stock based services and compensation	9,659,618	11,580,701	230,000	2,308,115	15,026,523
Changes in operating assets and liabilities:
Accounts receivable	(5,600)	(5,600)	-	-	(5,600)
Prepaid expenses	15,000	(9,878)	4,978	39,934	(31,603)
Inventory	650	(58,793)	-	-	(101,850)
Interest receivable	-	-	896	16,693	-
Other assets	-	-	(29,750)	(53,988)	(53,988)
Accounts payable and accrued expenses	82,598	(579,765)	139,993	523,724	316,213
Related party payables	-	-	3,193	(21,000)	9,000
NET CASH USED BY OPERATING ACTIVITIES	(2,579,059)	(7,098,231)	(430,140)	(1,130,294)	(8,800,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(39,866)	(108,936)	(15,182)	(55,901)	(302,957)
NET CASH USED BY INVESTING ACTIVITIES	(39,866)	(108,936)	(15,182)	(55,901)	(302,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributed by private placement	1,044,364	6,612,129	33,475	788,541	11,898,633
Contributed capital	-	-	-	-	67,861
Common stock redemption	(40,000)	(222,500)	-	-	(222,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,004,364	6,389,629	33,475	788,541	11,743,994

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,614,561)	(817,538)	(411,847)	(397,654)	2,640,191

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,254,752	3,457,729	4,375,173	4,360,980	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,640,191	$2,640,191	$3,963,326	$3,963,326	$2,640,191

Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

					For the Period
					From Inception
	For the Three	For the Nine	For the Three	For the Nine	(November 9, 2005)
	Months Ended	Months Ended	Months Ended	Months Ended	To
	April 30, 2008	April 30, 2008	April 30, 2007	April 30, 2007	April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Noncash operating and financing activities:
Stock based services and compensation	$9,659,618	$11,580,701	$230,000	$2,308,115	$15,026,523

Treasury stock redeemed included in payables	$-	$3,765,816	$-	$-	$3,765,816

Reissuance of previously redeemed stock	$-	$2,768,307	$-	$-	$2,768,307

Shares issued for equity investment
in EPIR Technologies, Inc.	$-	$3,780,385	$-	$-	$3,780,385

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 9, 2005) THROUGH APRIL 30, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage of business and has experienced negative cash flows from operations to date and has accumulated losses of $24,012,813.  To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  During the period from inception (November 9, 2005) through April 30, 2008, the Company completed a private placement of 119,102,670 shares for net proceeds of $11,898,633.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At April 30, 2008, the Company had an uninsured cash balance of approximately $2,605,000.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the Chief Executive Officer and largest stockholder.  The Company expenses royalties as product costs during the period in which the related revenues are recorded.

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of April 30, 2008 and July 31, 2007.

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
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. There were no product advertising costs charged to expense for the nine months ended April 30, 2008 and 2007 or for the period from inception (November 9, 2005) through April 30, 2008.

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

ULegal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of April 30, 2008 and 2007, there were no loss contingencies expected.

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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such  assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the nine months ended April 30, 2008 and 2007 or for the period from inception (November 9, 2005) through April 30, 2008.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Benefits) (Continued)

At April 30, 2008, the Company had a net operating loss carryforward of approximately $24,013,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the nine months ended April 30, 2008 and 2007 and for the period from inception (November 9, 2005) through April 30, 2008, before the valuation allowance was applied, totaled approximately $6,771,000, $1,490,000 and $9,005,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation as the effect is antidilutive is 525,100,000 at April 30, 2008.  The effects of the stock options are antidilutive at April 30, 2008 and 2007 and therefore are excluded from the fully diluted calculation.

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the nine months ended April 30, 2008 and 2007 and for the period from inception (November 9, 2005) through April 30, 2008.

Transfer of Financial Assets

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

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.  Costs capitalized in association with patents totaled $47,008 for the period from inception (November 9, 2005) through April 30, 2008.  Patent costs are included in other assets on the balance sheet.

Stock Options

On December 21, 2005, options for 500,000,000 shares were issued to the Company’s Chief Executive Officer for services, exercisable at a price of $.10 (see Note O).  The stock options have a fifteen year life.  On December 6, 2007, options for 100,000 shares were issued to a consultant to the Company for services, exercisable at a price of $.10 (see Note O). The total consulting expense related to these options totaled $20,080. On March 17, 2008, options for 25,000,000 shares were issued to another consultant to the Company for services, exercisable at a price of $.005 (see Note O). The total consulting expense related to these options totaled $6,215,000.

Reclassifications

Certain amounts for the periods ended April 30, 2007 have been reclassified in the comparative financial statements to be comparable to the presentation for the periods ended April 30, 2008.  These reclassifications had no effect on net loss as previously reported.

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
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer and largest stockholder.  As compensation under this agreement, the Company has granted Sparx, Inc., a royalty of 4.9% of gross revenues.

The Company entered into a change of control severance agreement with the Chief Executive Officer and largest stockholder on December 21, 2005.  If any person, entity, or group acquires beneficial ownership of 20% or more of the Company, the Chief Executive Officer is granted voting rights on a number of common shares that would result in his having a voting majority of shares needed for any stockholder meeting.

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

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of April 30, 2008 and July 31, 2007 is as follows:

	2008	2007
Deferred tax asset
Net operating loss carryforward	$9,005,000	$2,235,000

Valuation allowance	(9,005,000)	(2,235,000)

Net deferred tax asset	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES (CONTINUED)

At April 30, 2008 the Company had a net operating loss carry forward of approximately $24,013,000 for federal and state income tax purposes.  The carryforward, if not utilized to offset taxable income, will begin to expire in 2026.  The change in valuation allowance for the nine months ended April 30, 2008 and 2007 totaled approximately $6,771,000 and $1,490,000, respectively.

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

			For the	For the
			Period from	Period from
			Inception	Inception
	For the Nine	For the Nine	(November 9,	(November 9,
	Months Ended	Months Ended	2005) through	2005) through
	April 30, 2008	April 30, 2007	April 30, 2008	October 31, 2006
Federal income (tax) benefit
at statutory rate	$5,778,000	$1,272,000	$7,684,000	$14,734,000
State (taxes) benefit	993,000	218,000	1,321,000	2,532,000
Valuation allowance	(6,771,000)	(1,490,000)	(9,005,000)	(17,266,000)

(Provision) benefit for income taxes	$-	$-	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At April 30, 2008 and July 31, 2007 furniture and equipment consisted of the following:

	April 30, 2008	July 31, 2007

Computer equipment	$244,829	$153,638
Furniture and fixtures	31,767	29,616
Leasehold improvements	26,360	10,767
	302,956	194,021
Less: accumulated depreciation	(53,272)	(21,348)

Furniture and equipment	$249,684	$172,673

Total depreciation expense for the nine months ended April 30, 2008 and 2007 and for the period from inception (November 9, 2005) through April 30, 2008 was $31,924, $11,549 and $53,272, respectively.

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

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense totaled $49,876, $46,380 and $121,232 for the nine months ended April 30, 2008 and 2007 and for the period from inception (November 9, 2005) through April 30, 2008, respectively.  Prior to October 2006, the Company leased office space/warehouse facilities in Sarasota, Florida under an operating lease with a company owned by two of the Company’s officers and stockholders.  In October 2006, the Company terminated the lease.

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

Consideration for the agreement included exchanging 37,803,852 shares of the Company’s common stock for 202,200 (10%) shares of EPIR common stock.

The investment in EPIR is accounted for under the cost method of accounting because the Company does not exercise significant influence over EPIR’s operations. Under the cost method of accounting, investments are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

Payments as shown in the following schedule through April 1, 2008 have been made by the Company.

The agreement calls for the Company to make to EPIR the non-refundable payments set forth below:

Payment Amount	Payment to be received by

$1,700,000	November 30, 2007
1,000,000	February 1, 2008
1,000,000	April 1, 2008
1,000,000	October 1, 2008
1,000,000	December 1, 2008
1,000,000	March 1, 2009
1,000,000	June 1, 2009
1,000,000	August 1, 2009
1,000,000	October 1, 2009
1,000,000	December 1, 2009
1,000,000	March 1, 2020
1,000,000	June 1, 2010
1,000,000	August 1, 2010
1,000,000	October 1, 2010
1,000,000	December 1, 2010
500,000	April 1, 2011
500,000	October 1, 2011
500,000	April 1, 2012
500,000	October 1, 2012
500,000	April 1, 2013
500,000	October 1, 2013
500,000	April 1, 2014
500,000	October 1, 2014
500,000	April 1, 2015
500,000	October 1, 2015
500,000	April 1, 2016
500,000	October 1, 2016
500,000	April 1, 2017
500,000	October 1, 2017
500,000	March 1, 2017
500,000	October 1, 2017

$23,700,000

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION

During the year ended July 31, 2007, the Company was organized into operating segments based on product groupings. Prior to this date, the Company did not have lighting product. These operating segments have been aggregated into two reportable business segments: Solar Substrate and Lighting Product. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations. The accounting policies of the business segments are the same as the policies described in Note A.

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

Consolidated Operations by Business Segment
For the nine months ended April 30, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$5,600	$-

Operating loss	$(11,290,231)	$(5,565,563)	$(1,264,915)

Depreciation and amortization	$-	$-	$(31,924)

Assets	$2,732,537	$15,104	$4,115,660

For the nine months ended April 30, 2007

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(3,692,343)	$-	$(408,082)

Depreciation and amortization	$-	$-	$(11,549)

Assets	$3,963,326	$-	$134,862

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION (CONTINUED)

For the period from inception (November 9, 2005) through April 30, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$5,600	$-

Operating loss	$(14,613,346)	$(6,202,959)	$(3,488,398)

Depreciation and amortization	$-	$-	$(53,272)

Assets	$2,732,537	$15,104	$4,115,660

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the nine months ended April 30, 2008 and 2007, was $12,534 and $1,127, respectively.  Retirement expense for the period from inception (November 9, 2005) to April 30, 2008 was $18,509.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the period from inception (November 9, 2005) to April 30, 2008, include the acquisition of patent rights discussed in Note B, the consulting agreements discussed in Note M, the stock options discussed in Note O, and the lease transaction described in Note F.  In addition to the office lease described in Note F, the Company rented a condominium from the Company’s Chief Financial Officer in lieu of using a hotel for consultants and others when required.  The rent was 15,000 shares of common stock per month.  The lease terminated July 31, 2007.  Total rent expense paid or payable in common stock for related party leases for the period from inception (November 9, 2005) through July 31, 2007 was $66,703.

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

NOTE M - EMPLOYMENTT CONTRACTS AND CONSULTING AGREEMENTS

The Company has signed a series of employment contracts with several of its stockholders and directors, as listed below:

In June 2006, the Company entered into a one-year employment agreement with its Chief Executive Officer.  Under the employment agreement, the Chief Executive Officer receives a base salary of two million shares of common stock per year.  The employment agreement further provides up to two million shares of common stock for each year of service beginning June, 2007.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Chief Executive Officer the same benefits as other executives of the Company, but no cash remuneration. In May 2008, the Company entered into a new contract with its Chief Executive Officer that reduces compensation to employee benefits and no other amount of any kind.

In June 2006, the Company entered into an employment agreement with its Co-founder and current Business Development Representative.  Under the employment agreement, the Chief Financial Officer receives a base salary of two million shares of common stock per year.  The employment agreement further provides up to two million shares of common stock for each year of service beginning June, 2007.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Co-founder the same benefits as other executives of the Company, but no cash remuneration. In May 2008, the Company entered into a new contract with its Co-founder and Business Development Representative that reduces compensation to employee benefits and no other amount of any kind.

In July 2006, the Company entered into a one-year employment agreement with the President.  Under a revised employment agreement the Company granted the President two million three hundred fifty thousand shares of common stock initially and five hundred thousand shares for each quarter of service.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the President the same benefits as other executives and cash remuneration of $150,000 per year and a one-time payment of $60,000. In May 2008, the Company entered into a new contract with its President that eliminated all equity compensation but retained all other terms.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In May 2006, the Company entered into a one-year employment agreement with its Secretary, Controller, Chief Accounting Officer, and current Chief Financial Officer.  Under the employment agreement, the Company granted the Secretary, Controller, and Chief Accounting Officer one million shares of common stock for each year of service after his initial year of employment in addition to his two million founding shares.  The employment agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year of service and can be renegotiated or terminated by either party with 60 days notice.  The employment agreement grants the Secretary, Controller, and Chief Accounting Officer the same benefits as other executives of the Company and an annual salary of $100,000 per year. In May 2008, the Company entered into a new contract with its Chief Financial Officer for the same terms except for a provision to receive 498,060 stock options to purchase common stock at $0.62 per share provided that the Company meets its goals.

In May 2006, the Company’s wholly owned subsidiary entered into a consulting agreement with an individual who had worked with the Company in its initial stage whereby the individual would develop relationships with customers that the Company considers crucial to its development and long term success. On March 17, 2008, the Company and the individual entered into an amended and restated consulting agreement whereby the individual would provide the Company with services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liason to various corporations.  The term of the agreement began on May 22, 2006 and is effective through May 2009. As compensation for providing such services, the Company shall issue to the individual (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years (see Note O) and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which shall be issued on January 1, 2009.

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
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In February, 2008, an entity which the Company has informally agreed to finance, entered into a research and development agreement with an educational institution in exchange for the assignment of the certain patent rights the entity is obtaining. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company. The Company has agreed to pay on behalf of the entity, $2,000,000 to the educational institution in the first year. If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid in common stock, of $4,775,121, $2,308,115, and $8,879,619 for the nine months ended April 30, 2008 and 2007, and the period from inception (November 9, 2005) through April 30, 2008, respectively.  The shares issued for these periods totaled 23,901,981, 23,081,150, and 58,360,201 for employment contracts, consulting contracts, and rent agreements, respectively (see Note M and Note K).  For the nine months ended April 30, 2008 salary, consulting, and research and development expenses paid or accrued for payment in common stock totaled $2,215,204, $1,959,917, and $600,000, respectively.  For the nine months ended April 30, 2007, salary and consulting expenses paid or accrued for payment in common stock totaled $773,750 and $1,537,000, respectively.  For the period from inception (November 9, 2005) through April 30, 2008 salary, consulting, rent, and research and development expenses paid or accrued for payment in common stock totaled $4,560,190, $3,652,726, $66,703, and $600,000, respectively.  Common stock not issued for these expenses as of April 30, 2008 and July 31, 2007, totaled $88,176 and $658,676, respectively.

NOTE O – STOCK OPTION PLANS

The Company has granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option plan provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the plan, the option exercise price equals $.10, which was the stock's market price on the date of grant.

--

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

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

Because SFAS No. 123 had not been applied, the resulting pro forma compensation cost may not be representative of what might occur in future years.  The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 51% and expected lives of 15 years.  No dividends were assumed in the calculations.

In April 2008, the Company’s Board of Directors approved the 2008 Incentive Stock Plan which authorizes, up to a maximum of 30,000,000 shares, the granting of awards to key employees, directors, and consultants in the form of options to purchase the Company’s common stock or restricted stock. The Company’s Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the plan. The Company measures compensation for these options under SFAS 123R.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

On December 6, 2007, options for 100,000 shares were issued to a consultant to the Company for services, exercisable at a price of $.10. The total consulting expense related to these options totaled $20,080. On March 17, 2008, options for 25,000,000 shares were issued to another consultant to the Company for services, exercisable at a price of $.005. The total consulting expense related to these options totaled $6,215,000.

The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected lives of 2-7 years.  No dividends were assumed in the calculations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

Stock option transactions for the period from inception (November 9, 2005) through April 30, 2008 are summarized as follows:

	Shares	Exercise Price
Average Exercise Price

Outstanding, November 9, 2005
Granted, December 20, 2005	500,000,000	$0.10

Outstanding and exercisable, July 31, 2007	500,000,000	$0.10
Granted, December 6, 2007	100,000	$0.10
Granted, March 17, 2008	25,000,000	$0.005

Outstanding and exercisable, April 30, 2008	525,100,000

Information regarding stock options outstanding as of April 30, 2008 is as follows:

		Options Outstanding

Price Range	Shares	Exercise Price	Remaining Life

$0.10	500,000,000	$0.10	13 years
$0.10	100,000	$0.10	2 years
$0.005	25,000,000	$0.005	7 years

		Options Exercisable

Price Range	Shares	Exercise Price	Remaining Life

$0.10	500,000,000	$0.10	13 years
$0.10	100,000	$0.10	2 years
$0.005	25,000,000	$0.005	7 years

The weighted average life and exercise price of the stock options outstanding and exercisable as of April 30, 2008 is 12.71 and $.0955, respectively.

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In February 2007, the FASB issued Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an amendment of FASB Statement No. 115 or FAS 159.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – COMMON STOCK REDEMPTION

On October 31, 2007, the Company redeemed and retired 33,098,075 of outstanding shares of common stock for $3,309,808. The purchase price was $.10 per share. During the three months ended January 31, 2008, the Company redeemed and retired 4,600,039 additional shares. The purchase price was $.10 per share. There were no additional shares redeemed for the three months ended April 30, 2008. The number of reissued redeemed shares during the nine months ended April 30, 2008 totaled 27,683,075.

NOTE R – REVERSE MERGER

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

In consideration for the merger, Acadia issued an aggregate of 58,485,098 shares of common stock to the stockholders of the Company at the closing of the merger.  On December 17, 2007, Acadia changed its name to Sunovia Energy Technologies, Inc.

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

The unaudited pro forma financial Information reflects financial information, which gives effect to the execution of the Agreement and Plan of Merger between Sunovia Solar, Inc., ("Sunovia Solar") (a Delaware corporation), a wholly owned subsidiary of Acadia Resources, Inc., ("Acadia") (a Delaware corporation), and the Company. On November 30, 2007, the holders of the Company’s issued and outstanding capital stock surrendered all of their issued and outstanding capital stock to Sunovia Solar in exchange for 58,485,098 shares of Acadia’s common stock.  The Pro Forma Statement included herein reflects the above transaction, which has been accounted for as a reverse merger (recapitalization) with the Company being deemed the accounting acquirer and Acadia being deemed the legal acquirer.  Such financial information has been prepared from, and should be read in conjunction with, the unaudited April 30, 2008 financial statements of the Company included herein, as well as in conjunction with Acadia's audited financial statements filed in its Form 10-KSB filing.

The accompanying unaudited pro forma consolidated financial statement is presented to illustrate the effects of the merger and reorganization on the historical financial position and operating results of the Company and Acadia. The unaudited pro forma consolidated balance sheet as of April 30, 2008 combines the respective balance sheets, as adjusted, at that date.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – REVERSE MERGER (CONTINUED)

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

	(a)	(b)
	Acadia	Sunovia Energy
	Resources, Inc.	Technologies, Inc.

Total Assets	$14	$6,863,301

Total Liabilities	$15,102	$1,100,221

Total Equity	$(15,088)	$5,763,080

Total Liabilities and Equity	$14	$6,863,301

Net Sales	$-	$5,600

Net Loss	$-	$(24,012,813)

(a) Based on Acadia Resources, Inc.'s audited financial statements as of August 31, 2007
(b) Based on Sunovia Energy Technologies, Inc.'s April 30, 2008 unaudited financial statements

NOTE S – SUBSEQUENT EVENTS

Effective May 1, 2008, the Company entered into employment agreements with 12 employees which provides for 4,880,600 stock options to be issued under the Company’s 2008 Incentive Stock Plan (see Note O).  The options have an exercise price of $0.62.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the nine months and three months ended April 30, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

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

For the fiscal period from inception (November 9, 2005) to April 30, 2008, the Company had a net loss of $24,012,813. However, we have successfully developed technologies in the solid state lighting area that have generated over $4.0 million in sales orders in May and June 2008, and as a result we expect to no longer be a development stage company in the coming months ahead..

Solar Division

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

The principle type of low energy lighting currently in the market place is compact fluorescents (CFLs). Solid State Lighting is a newer technology than CFL technology and lasts significantly longer, does not contain mercury, uses somewhat less energy and we believe it is showing continued improvement each year in performance. We began testing to see if we could develop a light that overcomes the heat problem, which was one of the hurdles that have prevented this type of lighting from a successful deployment in the marketplace. Our engineers did successfully build prototypes that significantly reduce the heat generated by the LEDs and we have begun to approach potential customers from leads from our sales and marketing consultants to determine potential interest in our products.

Our initial approach is to obtain orders from customers for specialized lights, which we can design for a particular customer but also sell to other customers as well, such as street lights. Our engineers will then modify our existing core designs to the different specifications of new orders tha t we received. We have identified several customers and types of lights which we plan to pursue to add to the street lights and loading dock lights we have already built from our initial technology design. Based on order flow and information we obtain from the marketplace regarding overall customer demand, we believe there will be several common lights we can carry in stock, and we plan to consider carrying inventory and supplying customers from inventory as well.

Plan of Operation

We presently have 13 employees and 14 consultants. We believe that the additional sales and marketing people will be necessary to communicate with potential customers of our solid state lighting and provide the necessary support in terms of customer service, credit and billing and accounting. While we will have other roles such as fulfillment, manufacturing and shipping, we plan to outsource these functions. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Cash Flows and Working Capital
To date, we have financed our operations primarily through equity contributions by our shareholders. As of April 30, 2008, we had $2,640,191 in cash and cash equivalents. Our current liabilities as of April 30, 2008 were $1,100,221.

Operating Activities
Net cash used in operating activities for the nine month and three month period ended April 30, 2008 amounted to $7,098,231 and $2,579,059  as compared to $1,130,294 and $430,140 for the nine month and three month period  ending April 30, 2007. Net cash used by operating activities was mainly a result of a net loss of $18,056,820 and $12,342,287 for the nine month and three month period ending April 30, 2008 and $3,955,321 and $785,104 for the same periods ending April 30, 2007, respectively which included non-cash share-based compensation of $11,580,701 and $9,659,618 and $2,308,115 and $230,000 for the same periods, respectively.

Investing Activities
Net cash used in investing for the nine month and three month period ending April 30, 2008 was $108,396 and $39,866 as compared to $55,901 and $15,182 for the nine month and three month periods ending April 30, 2007, due primarily to our purchase of software for product development purposes for the nine and three month period ended April 30, 2008, where as the amounts in the previous period were more for office equipment.

Financing Activities
Our net cash raised in financing activities for the nine month and three month periods ending April 30, 2008 was $6,389,629 and $1,004,364 as compared to $788,541 and $33,475 for the nine months and quarter ending April 30, 2007. In both periods, we were in the process of completing a private placement for ten cents a share.

Cash Requirements
As of June 12, 2008, we had $5,525,838 in cash. However, we presently anticipate spending approximately $ 3.6 million over the next twelve months on operations, $4.0 million on research and development and $250,000 on capital equipment. Of that amount, $3.5 million is forecasted to be spent on the Solid State lighting division, the majority of which we expected to be funded in part by future sales with all remaining amounts from capital that we plan to raise. To date, we have received purchase orders from customers totaling $4.6 million. In turn, we have issued purchase orders to suppliers for $3.0 million to fulfill the orders we have received (we expect to issue additional orders for additional parts and labor that are estimated to $600 thousand). Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

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

Results of Operations

Nine months and quarter ended April 30, 2008 compared to Nine months and quarter ending April 30, 2007, along with Inception to Date Information from the period from November 9, 2005 to April 30, 2008 and Expected Amounts for the Next  Twelve Months

Revenues
We currently have some nominal early stage revenues. We sell to customers of all types based on market response. Our initial customers are local governments and commercial facilities who see the benefits of our lighting product in terms of costs savings both for energy and for the reduction in labor for replacing light bulbs that our solid state lights provide to customers, as well as customers who are committed to “going green”.

Expenses
General and Administrative Expenses

During the nine and three  months and quarter ended April 30, 2008, our selling, general and administrative (“SG&A”) expenses increased. For the Nine month period ending April 30, 2008, SG&A expenses increased $8,384,221 to $12,221,905 when compared to $3,837,684 for the nine months ended April 30, 2007.  Likewise, for the three month period ending April 30, 2007, SG&A expenses increased $9,573,460 to $10,325,796 when compared to $752,336 for the nine months ended April 30, 2007. This increase was primarily the result of non-cash share-based compensation of $11,580,701 and $9,659,618 and $2,308,115 and $230,000 for the nine months and quarter ended April 30, 2008 and 2007, respectively, related to the hiring of management and other personnel that were necessary to initiate the company’s product development and operations.

Research and Development Expenses
Research and development expenses in the past primarily consist of labor costs, material costs and facilities. We had maintained an in-house research department that principally has surveyed the current research field for designing an overall program and made optical improvements for the lens of our Solid State Lighting and Solar programs. However, during the nine month period ending April 30, 2008, the Company entered into a research contract with EPIR Technologies, Inc. which most of research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $5,904,404 and $2,033,137 for the nine month and three month periods ending April 30, 2008 (see “Overview” for a more complete description of the Company’s plans in this area). Research and Development was $262,741 and $79,038 and for the nine months and quarter ended April 30, 2007. In 2008, all research was outsourced to EPIR Technologies, inc. (see above) and Dongkuk University in Seoul, South Korea.

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at April 30, 2008.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of April 30, 2008, the end of the period covered by this report, our management, which is responsible for establishing and maintaining adequate internal control over financial reporting, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Certifications appearing immediately following the signatures section of this report are Certifications of our Chief Executive Officer and Chief Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, March and April, 2008, we issued an aggregate of 10,494,744 common shares to investors in connection with sale of shares of common stock to various accredited investors  at $.10 per share.

In February, March and April, 2008, we issued 4,691,148 shares to employees and consultants for services at $.73 per share.

In May and June, 2008, we issued an aggregate of 33,827,616 common shares to investors in connection with sale of shares of common stock to various accredited investors at $.10 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In February, 2008, the Company informally agreed to finance an entity in which the Company has agreed in principal to acquire.  The entity has entered into a research and development agreement with an educational institution in consideration of the assignment of certain patent rights held by the educational institution. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company. The Company has agreed to pay on behalf of the entity, $2,000,000 to the educational institution in the first year. If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date April 30, 2008
10.20	Employment Agreement between the Company and Craig Hall, dated May 1, 2008
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

(1)  Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.
(3) Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007
(4) Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008
(5) Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.
(6) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors (Principal Executive Officer)	June 16, 2008
Carl L. Smith, III

/s/ Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	June 16, 2008
Matthew Veal