Form 10-K
period 2008-07-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2008-11-14
CIK 1383006

Form 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2008

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 333-139774

SUNOVIA ENERGY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6408 Parkland Drive, Suite 104 Sarasota, Florida	34243	941-751-6800
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

None

Copies to:

Stephen M. Fleming, Esq.

Law Offices of Stephen M. Fleming PLLC

110 Wall Street, 11th Floor

New York, New York  10005

Telephone: (516) 833-5034

Fax: (516) 977-1209

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: $59,864.

The aggregate market value of the voting stock held by non-affiliates as of October 28, 2008 was $210,120,398.

Number of outstanding shares of the registrant's par value $0.001 common stock as of October 28, 2008: 534,813,724.

SUNOVIA ENERGY TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2008

Part I	Page

Item 1. Description of Business.	3

Item 2. Description of Property.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Part II	Page

Item 5. Market for Common Equity and Related Stockholder Matters.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Item 7. Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 8A. Controls and Procedures.

Item 8A(T). Controls and Procedures.

Item 8B. Other Information.

Part III	Page

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits.

Item 14. Principal Accountant Fees and Services.

Signatures.

Financial Statements	F-1

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” that may be included in our reports from time to time, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our Web site under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our Web site address is www.sunovia energy.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

DESCRIPTION OF BUSINESS

Overview

The scientists, engineers, managers, and personnel of Sunovia Energy Technologies, Inc. (“the Company” or “Sunovia”) are dedicated to discovering, commercializing, and improving technologies that bring the most economical and effective conversion of light into electricity, as well as the most effective conversion of electricity into light. We utilize multiple disciplines, from multiple locations, using insights from one discipline to benefit the others. Sunovia was named after the sun (which we use for solar energy) and nova (a “variable” star that generates bright light).

This approach has resulted in three areas of specialty (lighting, solar, and night vision) and multiple subareas, some of which are in the planning stage, some of which have begun production and some of which are in more advanced stages of development. Our original product, Solartizements™, combined solar energy with LED lighting to make solar-powered lighting substrates. In our attempts to reduce the costs of this product, we expanded into developing techniques for making solar cells through nanotechnology and materials besides silicon as a base, and into more efficient techniques of delivering the power generated by the solar cells to the power grid itself.  In the process of determining how best to build a more cost effective solar cell, we found that techniques associated with night vision may have applications in building the most efficient solar cells, and thus we are in the process of releasing a night vision product. And through Solartizements, we saw opportunities to build solid-state lights using light-emitting diodes (“LED”) lighting. As part of looking for ways to reduce costs for LED lighting, we began the process of determining more cost-effective ways to build LED lighting; we began the process of finding new materials to build LEDs from and more efficient ways to build lighting components such as power supplies.

History

On November 5, 2005, Carl Smith founded Sologic, Inc., a Delaware corporation to implement his product ideas.  In April 2005, the Company’s name was changed to Sun Energy Solar, Inc. On November 27, 2007, we completed a reverse merger with Acadia Resources, Inc. (“Acadia” or the “Company”). Acadia had been incorporated under the laws of State of Nevada on March 1, 2006.  Acadia originally was in the exploration stage of its resource business.

On November 26, 2007, James Donahue, the record holder of 61.24% of the then issued and outstanding common stock of Acadia entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) with Carl L. Smith, III, pursuant to which Mr. Donahue agreed to sell to Mr. Smith 4,500,000 shares (the “Control Shares”) of the Company’s common stock for a purchase price in the aggregate amount of $650,000.  The sale represented a change in control of the Company and the Control Shares acquired by Mr. Smith represent 61.24% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the closing, Mr. Smith was not affiliated with the Company. However, he became an affiliate of the Company after the closing as a result of his stock ownership interest in the Company.

On November 27, 2007, Acadia, Sunovia Solar, Inc., a wholly-owned subsidiary of the Company (“Sunovia Solar”), Sun Energy Solar, Inc. (“Sun Energy”), and Carl L. Smith, III, Richard Craig Hall and Rick St. George, (collectively the “Sun Energy Majority Shareholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on November 28, 2007.  Pursuant to the terms of the Merger Agreement, Sun Energy merged with and into Sunovia Solar, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 58,485,098 shares of common stock to the Sun Energy Majority Shareholders and the other shareholders of Sun Energy at the closing of the Merger. Sun Energy Solar, Inc. had originally been incorporated under the laws of the State of Delaware on November 9, 2005 for the purpose of engineering, developing, marketing and distributing solar substrate technologies. We then declared a 4.5 for 1 forward stock split.

As a result of the Reverse Merger, Acadia ceased being a shell company as that term is defined in Rule 12b-2, changed its name to Sunovia Energy Technologies, Inc. and, through our newly-acquired subsidiary Sunovia Solar, Inc., entered into the business of engineering, developing, marketing and distributing solar-powered substrate and LED lighting technologies.

Products

The Company’s planned products in the solar and night vision area are still in development, but its initial products from its lighting subsidiary, EvoLucia, Inc. (“EvoLucia”) recently became available for sale. These products are LED lighting technologies, in particular, lights from the following families:

•

Street Lights

•

Dock Lights

•

Canopy Lights

•

Track Lights

•

LED Bulbs

•

Emergency Lights

•

Par Lamps

We believe Solid-State Lighting (SSL) is becoming a viable alternative in the lighting market as the need for energy-efficient lighting continues to enter the public consciousness through the media and recent mandates by governing bodies. In recent months, both Australia and Canada have imposed restrictions on the future use of incandescent lighting. Energy savings from SSL are of direct benefit to the environment as the carbon emissions and other greenhouse gases produced by coal burning power are lessened by their use.

Increased environmental awareness and the trend toward energy conservation should continue to drive the move away from low efficiency incandescent lighting and toward high efficiency lighting such as LED lighting. Recently adopted legislation by the United States government as well as several other countries will begin a transition to energy efficient lighting that will accelerate a transition towards the LED-based lighting market and away from the incandescent market.

DISTRIBUTION METHODS

Sunovia’s approach to the LED lighting market focuses on the following:

•

Efficient utilization of resources while identifying and developing internal core competencies and sales channels,

•

Developing marquee customers that will highlight Sunovia’s LED lighting products and solution capabilities,

•

And developing key partnerships that will accelerate Sunovia’s LED lighting solutions to market, transferring key technologies from Sunovia’s research and development efforts to accelerate the development new products and higher margins.

We have developed a nationwide distribution channel and are just beginning to penetrate the global markets, including China, Turkey, the Dominican Republic and Aruba.  Our partnerships with Beacon Lighting, Varon Lighting and Precision-Lighting have allowed us to not only sell a full line of outdoor LED lighting products, but to also develop distribution channels directly into these entities for our LED components, including proprietary LED engines and housings, power supplies and other systems integrations both currently available and in development.

In September 2008, Sunovia and Beacon Products, LLC formalized a partnership for the development and marketing of unique light-emitting diode (LED) products. The product development will include critical components of energy-efficient LED lighting fixtures and LED lighting system retrofit kits for sale to customers in the indoor and outdoor markets. Sunovia will provide research, engineering, development, design, test services, sales and marketing support for the creation of the products. Beacon will provide general lighting industry expertise and market intelligence that will be critical to the formulation of design, performance and test requirements that are needed for the design and sale of the products.

Further, Sunovia will serve as a Beacon distributor for the products and Beacon grants Sunovia the right to market and sell the LED products under the EvoLucia™ brand name.  Both parties will market and advertise the products and services. Beacon Products is a member of Varon Lighting Group, Inc., a privately owned commercial lighting conglomerate and a leader in energy-efficient and environmentally friendly lighting.  Beacon Products is a critical element in the Varon family of organizations, which includes Precision-Lighting, Paragon Lighting & Thomas Research Products.  Beacon’s goal is to provide energy-efficient alternatives to the decorative outdoor lighting market while maintaining the aesthetic qualities demanded by the decorative architectural lighting industry. Beacon has been in existence for 30 years. Manufactured in Florida, Beacon’s products are designed to stand up to the harsh coastal environment, which demands that materials and finishes withstand extreme amounts of UV light, salt and wind.  Beacon has an environmentally friendly iron-phosphate pre-finishing system and biodegradable product packaging

Beacon will provide general lighting industry expertise and market intelligence that will be critical to the formulation of design, performance and test requirements that are needed for the design and sale of the products. In return, Sunovia will support co-development of the product so that both parties can sell in their respective channels. In addition, Sunovia will be a supplier of critical LED components for the designs. This will provide Sunovia with another source of revenue that is in addition to the sale of the product within our marketing channels.

LED-based lighting products are still in the early stages of adoption by customers that are beginning to purchase them and regulatory agencies that are starting to establish guidelines for them. Sunovia’s approach was to first establish credibility in the marketplace by demonstrating the core competencies that are needed to successfully develop an LED lighting solution. These core competencies include mechanical engineering with a focus on the thermal management of the LEDs in a system, electronic engineering for the LEDs and associated control systems, power conversion with an emphasis on long life in high-temperature environments and general lighting systems expertise. All of these elements reside at Sunovia and have been demonstrated to potential vendors and partners with an initial product that passed regulatory approvals and was successfully installed at a marquee customer site.

Sunovia’s marketing efforts determined that applications where controlling the light to get high utilization of the light produced and where maintenance costs are high are very strategic applications for LEDs. While there are a number of opportunities that meet these criteria, roadway, parking garage (under development), decorative pedestrian and directed flood lighting (dock lighting) emerged as top opportunities. Sunovia is currently developing and has developed initial products for all of these strategic product families and is actively in the process of marketing these products through strategic sales and distribution channels.

In order to highlight our first in-house-designed LED roadway lighting product, we have signed a contract to deliver streetlights for the City of Fairview, Texas and plan to install streetlights by January 2009. This product provides the advantages of LED lighting while maintaining the same external aesthetics that most lighting designers are familiar with. The product will be ready for production after the initial customer installation is complete in Q1 2009.

STATUS OF NEW PRODUCTS AND SERVICES

We have a number of additional products under development in both lighting and solar.

Solid-State Lighting Products

Our Solid-State Lighting products include general purpose lighting fixtures and bulb replacements that last longer than standard incandescent lighting and use less energy. The enabling technology that is used within these lights is high-powered LEDs that produce very efficient light while consuming very little power. The proprietary nature of our products is within the systems design and management of the heat that is produced by the LEDs to maximize the life expectancy of our products.

Several product families have been identified because of the diversity within our targeted market space. As a result, sales and marketing as well as technology considerations are being used to focus and define our products in even greater detail. Regarding sales and marketing, specific customer requirements are being gathered so that engineering resources can be used in the most effective manner possible. Regarding technology, every effort is being made to separate product development into short term versus long term deployment and to strategically align near-term products, whenever possible, with seamless upgrades so that advances in critical technology can advance their performance.

Speed to market is also critical in our business which is why we pursue the engineering of our products in parallel with the sales and marketing efforts. As a result, we have successfully deployed engineering prototypes for targeted product families. Management believes that this can be successful as it allows sales and marketing to demonstrate tangible representations of the core technologies being developed while gathering inputs from customers on specific products to be sold. In addition, developing core technology modules has enabled us to continue engineering development early in the process and reuse that development within many new products as they are defined.

In solid-state lighting, we have also completed engineering prototypes for demonstration purposes. These prototypes are being presented by our sales and marketing teams to better define our customer base and optimize the utilization of our engineering resources. The solid-state lighting designs are also modular so that continuing advances in high power LED performance and power conversion technology can be included to increase the performance of our products.

The solid-state lighting prototype, now complete, is also modular so that key components can be easily put together in new shapes and sizes depending on customer requirements. This product consumes less power than a conventional incandescent light bulb and lasts longer. Its nearest competitor would be a compact fluorescent fixture which has comparable energy efficiency, but also burns out faster than our technology. In this design, the LEDs which produce the light are mounted in a way that enables new LED technology to be implemented. Low cost and managing the heat produced by the LEDs is a critical part of this design. As a result, the heat sinking rails where the LEDs are mounted are constructed using an extrusion process enabling the product to be easily changed to different shapes and sizes depending on customer requirements. Also, the power conversion is inside the unit so that our light fixtures can retrofit and replace, with no further maintenance, many existing light fixtures such as a hallway, closet, security lights, dock lights, porch lights, etc.

Specifically, at this time, although we have a number of street light products available for sale, we are finalizing our design to replace the most common streetlight in America, the 100-watt Sodium

Halide Cobrahead light fixture, with an LED light. We plan to be able to offer our product for sale in early 2009. After that we plan to redesign our canopy light to better handle the elements, thus increasing its potential market, and simultaneously build a LED Parking Garage Light.

In addition to building new types of lights, we are also developing light components that we can sell to other manufacturers. In particular, we have been working on new types of LEDs and power supplies.

EvoLucia’s 25-watt, 24-volt power supply features a single, constant current output designed to optimally drive high-power LEDs.  The wide voltage range input has high power factor correction to maximize power utilization. The output is protected against over-current, short-circuit and over-voltage and is self-resetting when the fault is removed.  Thermal protection disables the output if the power supply exceeds safe operating temperature and automatically resumes full output current when normal operating temperature is restored. The unit is environmentally sealed to IP66 for both indoor and outdoor use. We plan to offer power supplies in the following sizes:

•

17-Watt

•

25-Watt

•

68-Watt

•

130-Watt

•

255-Watt

In addition, we are developing LEDs through the Quantum-Functional Semiconductor Research Center at Dongguk University – Seoul, South Korea. Our exclusive partnership with the quantum physics laboratory at Dongguk University in Seoul, South Korea provides the company with more than 20 patents and patents pending associated with next generation LED technologies.  The lab at Dongguk University discovered and patented ground-breaking new light-emitting diode technologies that are a Zinc Oxide (ZnO) derivative rather than Silicon Carbide (SiC) or Gallium Nitride (GaN).  This is important because ZnO is much more prevalent than Ga and Si, and therefore the LEDs can be manufactured at a fraction of the cost of their counterparts.  These technologies are currently being commercialized, and we are on schedule to deliver our first ZnO electroplate in 2009.

Sunovia has acquired more than 20 patents and patents-pending that are specific to the development and commercialization of more cost-efficient light-emitting diode (LED) products.  Currently, Sunovia and Dongguk University are  working on our commercialization efforts.  These scientists and engineers are split into four groups whereby each group is working toward a defined target of element efficiency.

At this point, one of the four groups has been successful in achieving an innovation that appears to be commercially viable in the near term.  As of today, we can demonstrate a reliable Zinc Oxide (ZnO) electro-plate semiconductor technology that is reproducible and reaches luminescence levels that avails the technology to commercial applications, i.e., cell phone illumination, back lighting, etc.  The importance and significance of these breakthroughs are the cost advantages of the ZnO LEDs and electro-plates versus the Gallium Nitride (GaN) LEDs that currently dominate the market.  GaN semiconductors are expensive due to the rarity of the Ga component; however Zn is prevalent, readily available and significantly less expensive than Ga.

We have focused our ZnO team on the refinement of the manufacturing process, and are working to introduce the ZnO semiconductor during late 2009.  In addition, we are continuing to work to increase the illumination of the ZnO material with the aim of achieving a level that will allow us to integrate the ZnO into our existing LED fixtures, and to develop additional products that will allow us further diversification of our product line.

Dongguk University researches the physical phenomena of nano-scaled semiconductor structures and new materials.  It is concerned with understanding, on a microscopic scale, the many and varied properties of bulk and layered semiconductors, and using this understanding to develop new materials with novel properties, and to achieve multinary bits quantum functional semiconductor devices. This often involves the development of new concepts to describe the quantum functional behavior of interacting semiconductor systems. The university’s research spans a wide variety of different types of materials and their heterostructures (quantum wells, wires and dots), and uses a wide variety of different techniques: optical, magnetic, electrical, and X-ray diffraction as well as theory.

Solar

In early 2008, Sunovia acquired a ten percent (10%) ownership in EPIR Technologies, Inc. (“EPIR”), a nationally renowned laboratory founded by Dr. Siva Sivananthan, a pioneer microphysicist from the University of Illinois - Chicago known for his work in the infrared industry for his work in CdTe and Si substrates.  In addition to the ownership interest, Sunovia acquired the exclusive marketing rights to any and all products and technologies developed by EPIR, and a 50% interest in the solar operations being designed and built by EPIR.

As with all solar companies, we are working to find the most inexpensive material that converts the most electricity from light. Silicon has proven to be inexpensive but it does not capture electrons from the entire spectrum (“bandgap”) of the sun’s rays. We have added materials, as discussed below, to silicon to supplement where silicon is not generating electricity, and we have also added a “concentrator” to increase the amount of sun that hits our solar cells.  To put this in more technical language, we have developed proprietary technologies and processes that will allow us to manufacture CdTe/Si solar cells in a concentrator photovoltaic system whereby we believe the manufacturing costs can be reduced.

The primary challenges facing the solar market have long been the inefficiency of the solar cells themselves, along with the required glass encapsulation.  These two issues have driven up the cost of installing and maintaining a solar system, and have limited solar cell manufacturing capabilities.  In a similar manner, LED inefficiencies (thermal management techniques and system costs) have challenged solid-state lighting technologies within the general illumination markets.  To date, these issues have limited the widespread proliferation of solar energy and solid-state lighting for common usage.

Sunovia’s goal is to be the first company to integrate a low cost and highly efficient CdTe/Si (or II-VI) material into a CPV system.  This strategy enables the company to convert solar energy to electricity at a much lower price than other solar providers that utilize various flat panel technologies or CPV systems that rely upon III-V materials, such as Gallium Arsenide (GaAs).

As a result of the developments with our Solar PV materials, Former Secretary of Energy Spencer Abraham joined the company as Chairman of our Board of Advisors and is now working closely with our executive team to identify:

•

customers that represent the most beneficial opportunity in selling our first 5 years of capacity; and

•

skilled executives and consultants that are necessary to support our growth.

Florida Governor Charlie Crist presented Sunovia with the Governor’s award for renewable energy innovation and the state is currently proposing a financial retention package that will keep the company in Florida for the next five years.

Infrared

Through the expertise of Dr. Siva and EPIR, we plan to offer next-generation solar and infrared sensor materials and systems for sale in early 2009. Using the same techniques discussed above, Dr. Siva has authored numerous papers and successfully designed products in this area for over 25 years. The Company’s infrared products have been demonstrated and the Company is in the process of finalizing pricing for initial customers that have military and civilian purposes. We believe the new products in infrared materials will demonstrate continued improvement in the mercury cadmium telluride-based infrared materials technology and will provide much needed components for the production of infrared sensors and imagers at a reduced cost for major defense contractors and commercial manufacturers alike. The infrared military market has been growing tremendously over the past few decades, and several emerging sectors in both the civilian and the military markets show significant potential for growth. The company has demonstrated several product concepts through cutting-edge research performed under Small Business Innovative Research (SBIR) contracts and other private and government contracts.

EPIR has undertaken a major initiative in developing core competencies in the areas of biosensors, biological warfare detectors and bio-decontamination systems and has developed unique bio-sensing technologies for the detection of bio/chem agents in powders, in air, and in fluids. EPIR has successfully demonstrated a novel scheme for detecting biological warfare agents in HVAC systems and is currently in the process of prototyping the sensors based on this technology. The product uses an optically based sensor technology to detect extremely low concentrations of multiple biological agents with very low false-positive rates.

EPIR has embarked on developing technologies for new generations of infrared materials and devices. For example, the EPIR SiCOMPTM wafer products should significantly improve the cost and array format capabilities of the infrared imaging industry.

EPIR Technologies’ plan is designed to provide improved materials and novel devices for supplying components and services to the producers of infrared focal plane arrays and systems.

Currently, most mercury cadmium telluride-based infrared products are fabricated on bulk cadmium zinc telluride substrates. There are a number of concerns with these substrates. First, they are not scalable; hence very large format detector arrays cannot be produced. Second, detector arrays fabricated on these substrates have low reliability because the detector processing integrated circuits cannot be made from the same material. These readout integrated circuits (ROIC) are presently produced in silicon and are mated or hybridized with the mercury cadmium telluride/cadmium zinc telluride detector arrays using indium bumps. Since the detector arrays typically operate at liquid nitrogen temperature, the continual cycling from liquid nitrogen to room temperature causes degradation due to the differences in the coefficients of thermal expansion between the silicon and the cadmium zinc telluride substrates. Third, the cost of cadmium zinc telluride substrates is ten to fifty times higher than SiCOMPTM alternative substrates, making it cost prohibitive for general use in commercial markets. Cadmium zinc telluride substrates are also very fragile and therefore difficult to process.

EPIR's SiCOMPTM wafer products, an alternative to bulk cadmium zinc telluride substrates, are more robust, substantially cheaper and offer a scalable imaging technology similar to silicon-based visible camera technology. The knowledge gained from silicon-based composite substrate technology can also be used to develop new substrates for other materials such as GaN and antimonide-based photonic and optoelectronic materials, where a lack of a suitable substrate has impeded technological progress.

EPIR's high operating temperature infrared detector HOTTETM technology also is a cutting edge development in the mercury cadmium telluride-based infrared industry. These HOTTETM detectors will be very light weight, since the requirement for cooling to liquid nitrogen temperature will be removed, and efficient solid state and small thermoelectric coolers can be used.

EPIR uses state-of-the-art research and manufacturing tools to fabricate semiconductor epitaxial layers on silicon, gallium arsenide and bulk cadmium zinc telluride substrates. Using advanced molecular beam epitaxy technology, EPIR also provides device-quality silicon-based composite substrates for HgCdTe deposition. Our products feature standard HgCdTe device structures for infrared detectors, including single or multiple epitaxial layers grown on silicon and cadmium zinc telluride bulk substrates with high purity, few precipitates, and ultra low contamination.

We offer three types of Si-based composite substrates.

•

CdTe/Si - SiCOMPTM - CT

•

CdZnTe/Si - SiCOMPTM - CZT

•

CdSeTe/Si - SiCOMPTM - CST

In addition to the above products, we also manufacture:

•

HgCdTe/Si epitaxial products

•

HgCdTe/CdZnTe epitaxial products

We also offer epitaxial services to grow HgCdTe to customer specifications. EPIR Technologies uses molecular beam epitaxy to produce state-of-the-art single and multiple element infrared detectors. These detectors are supplied with packaged detector/cooler assemblies.

Our single-element infrared detector product line is listed below. We also provide molecular beam epitaxial growth of detector structures per your request for single detectors or detector arrays:

•

Single-element detector/cooler packages on cadmium zinc telluride substrates

•

Single-element detector/cooler packages on silicon substrates

•

Single-element high operating temperature HOTTETM detectors

HgCdTe detector structures on CdZnTe and Si substrates ready for detector array fabrication.

EPIR also provides wafer polishing services and upon request can build a custom-made polishing tool:

•

Epi-ready polished substrates

•

EpiTEKTM Crystal Polishing System

•

Advanced polishing slurries engineered for soft semiconductor materials

COMPETITION

We face competition from numerous well known companies, which have greater resources than we do.

The market opportunity for LED lighting has encouraged the entry of several major players in the lighting industry, and others will be entering as legislation is passed encouraging the use of energy-efficient products. By virtue of their recent acquisitions of Lumileds, TIR Systems, and Color Kinetics, Phillips Electronics is now a major competitor in this space. Other competitors include: Beta, Nexxus LED Lighting, LEDdynamics, LED Lighting Fixtures, and LEDtronics, Inc. Industry giants such as Phillips Electronics and General Electric have superior resources and knowledge of the lighting industry as well as established customer preferences and are devising strategies to handle the changes occurring in the markets.

One of the greatest obstacles the lighting industry faced in using LEDs for general illumination is maximizing the lumens-per-watt produced. Traditionally LED lighting products have been used for specialty applications such as “accent lighting”, because they did not product enough light output for general illumination. However, recent advances in LED technology are helping to overcome this obstacle.

Some of the biggest challenges in LED lighting revolve around maximizing efficiency and longevity. The efficiency of the output is influenced by the fixtures optical design. The Company has secured the services of an optical physicist, Don Sipes, who is working to increase the efficiency of our LED light fixture using his optical technology. Prior to joining the Company, Mr. Sipes worked as an optical expert for Amoco Laser and Scientific Atlanta, and has also designed laser defense systems for the United States Armed Services.

The efficiency and longevity of the LEDs are also influenced by heat. For this reason, an effective thermal management system is needed to keep the junction temperature (the point where an individual diode connects to the base) as low as possible. Our LED light contains proprietary heat sink and thermal management technology that assists in keeping the junction within an optimal temperature range. The open and vented housing design allows air to circulate freely thus providing additional ventilation. The LEDs are potted to protect from moisture and other critical components are sealed for protection.

The following is a list of companies we will compete with in the worldwide lighting market:

•

Osram Sylvania

•

Rexel

•

GEC (General Electric)

•

Philips

•

Pierlite

•

Thorn

•

Westinghouse

•

Cooper Lighting division of Cooper Industries

•

Industria, the Netherlands.

•

Schreder, Belgium.

•

Siemens, Germany.

•

Svetlina AD, Bulgaria.

•

Aura Light, Sweden.

•

AEC Illuminazione, Italy.

•

Tungsram, Hungary

•

Art Metal, Poland.

•

CU Phosco

•

Matsushita Electric Industrial Co., Japan

•

Sanyo, Japan

•

NeoPac, Taiwan

In the solar industry, there are numerous well known and well financed competitors, ranging from First Solar, Boeing, Sharp, Kyocera, Sun Power, Nanosolar, and BP Solar, among others.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF SUPPLIERS

Currently, our suppliers for different components of the LED lights are as follows:

Component	Name of Supplier*
LEDs	Cree, Arrow
Heat Sinks	M & M Metals
Molds	WCCI
Poles	Beacon
Housing	WCCI
PWR Supply LED 25 W	Magtech Ind.
Lens LED Lamp	Roberts Group
PCB LED Lamp	Creonix
Arrestors	Delta Lighting
Contract Manufacturing	McDonald Technologies

*	The Company is not dependant on any of these suppliers, all of which can be replaced, if necessary, with little expense or disruption to the Company.

DEPENDENCE ON CUSTOMERS

We are dependant on Beacon Products and Precision lighting, who represent 52% and 41% of the $350,000 sales we have had from inception through October 28, 2008, and represent a similar percentage of our orders scheduled for the next fiscal year. The development of new products potentially will reduce our risks in this area.

PATENTS

The Company, including its subsidiaries and affiliates, currently has 35 patents and patents-pending covering solar, LED lighting, LEDs, and other components. We also are scheduled to pay Sparx, Inc., a corporation 100% owned by our Chief Executive, Carl Smith, a royalty of 4.9% of all revenues.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS AND SERVICES

We do not require government approval to sell any of our products, but in certain instances our customers may be required to obtain governmental approval for carbon and tax credits associated with the use of our products.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business.

Although the Kyoto protocol expires in 2012 and progress to date on its replacement has been slow, whether or not the U.S. government adopts a cap and trade program, 24 states (including Florida) as well as Canada, most of Europe, Australia and New Zealand have all committed to Cap and Trade, although the details of the plans for each of these are being worked out. President Bush committed the United States to a climate change strategy that will reduce domestic greenhouse gas (GHG) emissions relative to the size of the American economy. The United States currently has a plan to achieve this goal by cutting its GHG intensity -- how much it emits per unit of economic activity -- by 18% over the next 10 years.  Energy Efficient Lighting such as our EvoLucia Brand lights has been demonstrated in a recent McKinsey study to be among the methods that can help achieve as much as a 40% reduction in greenhouse gasses with no net new cost to the economy, and the congress has enacted legislation to facilitate the transition to more energy-efficient lighting such.

AMOUNT SPENT ON RESEARCH

As of October 28, 2008, from inception to date we have spent $5.7 million on research at EPIR Technologies, Inc., ($4.2 million during the fiscal year ended July 31, 2008) and $825,000 ($625,000 during the fiscal year ended July 31, 2008) at Dongguk University plus an additional $11,697,273 in direct costs associated with research over and above these costs, the vast majority of which was equity compensation.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will directly impact our planned future. There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business, although in the event we offer compact fluorescent lights for sale, there have been concerns regarding mercury pollution associated with CFLs.

EMPLOYEES

As of October 25, 2008, we had 13 full-time, at will employees and 14 consultants. We have not experienced any work stoppages and consider relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility is under a three year and one month term through October 31, 2009. The lease requires monthly rent of approximately $3,524 plus annual increases of 3% that go into effect on November 1 of each subsequent year. The building consists of approximately 5,316 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. However, we do not believe our facility would be adequate to handle more than 25 employees.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "SUNV". Prior to January 9, 2008, our shares of common stock were quoted for trading on the OTC Bulletin Board under symbol “AADI”.  However, there were never any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on May 24, 2007 through January 9, 2008.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2009
	High	Low	High	Low
First Quarter	N/A	N/A	$ 1.00*	$ .51*
Second Quarter	$9.00	$.50	N/A	N/A
Third Quarter	$.77	$.18	N/A	N/A
Fourth Quarter	$1.69	$.48	N/A	N/A

* Through October 16, 2008

Holders

As of October 31, 2008, we had approximately 1,165 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, Inc. 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•

we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Our activities to date have centered in these areas: Product Development, Research, Marketing, and General and Administrative.

As a development-stage company, we have had no true operating history that can serve as the basis to evaluate our business. Our efforts have been entirely devoted to product development, and no significant operations have commenced. There are many factors that could have a material adverse effect on our business and operating results once operations begin. You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, in new and rapidly evolving markets, such as the solar market. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

Because we have not begun substantial operations but have incurred costs in the areas above, for the year ending July 31, 2008, the Company has had a net loss as measured by generally accepted accounting principles of $34,936,858.

Many of the costs we have incurred in both the year ending July 31, 2008 and 2007 were initial costs such as upfront inducements through stock to secure services we believe we will need, market studies, core design work and other similar costs.

Overview

Product Development

Our first goal has been to create products that can be resold at a profit. This began with Solartizements (solar powered substrates). For the year ended July 31, 2008, we spent $227,255 on Solartizements, as opposed to $217,303 spent for the year ended July 31, 2007. This reduction reflects the completion of the initial design, but we were unable to develop a customer base for the product due to the cost to the consumer.

However, during the development of the engineering plan for Solartizements, we became aware of the market potential for low energy lighting such as LED-based lighting (we use the term Solid-State lighting because one advantage of this type of lighting is its ability to turn on instantaneously as opposed to compact fluorescent lights that need time to warm up, particularly as they age).

The principle type of low-energy lighting currently in the market place is compact fluorescents (CFLs). Solid-State Lighting is a newer technology than CFL technology and lasts significantly longer, does not contain mercury, uses somewhat less energy and we believe it is showing continued improvement each year in performance. We began testing to see if we could develop a light that overcomes the heat problem, which was one of the hurdles that have prevented this type of lighting from a successful deployment in the marketplace. Our engineers did successfully build prototypes that significantly reduce the heat generated by the LEDs and then we began the process of identifying product families that we felt had the most opportunities and began our work on product families in these areas. That process included, where possible, working to obtain orders from customers for specialized lights, which we can design for a particular customer but also sell to other customers as well, such as street lights. Our engineers will then modify our existing core designs to the different specifications of new orders that we received. We have identified several customers and types of lights which we plan to pursue to add to the street lights and loading dock lights we have already built from our initial technology design. Based on order flow and information we obtain from the marketplace regarding overall customer demand, we believe there will be several common lights we can carry in stock, and we plan to consider carrying inventory and supplying customers from inventory as well.

For the year ending July 31, 2008 we spent $3,882,696 on product design for product design for solid-state lighting, as opposed to $986,286 for the year ended July 31, 2007. We were able to successfully develop our initial product offerings for the streetlight, floodlight and emergency light families and significant progress on other light designs for the year ending July 31, 2008, where as for the year ending July 31, 2007 we completed design on our original prototype and canopy light family. Now that we have completed and released designs for several product families, we have generated initial sales and significant sales orders for the year ending July 31, 2009.

Marketing

The completion of new products has necessitated marketing expenses. For the year ending July 31, 2007, we spent $247,926 on marketing, which increased to $7,889,985 for the year ending July 31, 2008, the biggest component of which was the payment of equity compensation of $7,666,911, of which $6,230,590 went to Fernando Cuza to represent the Company’s products internationally and to assist in finalizing arrangements with large-scale partners. The nature of Mr. Cuza’s payment was conversion of Mr. Cuza’s contract from payment for performance to upfront compensation. Payment in the form of equity compensation, when made by startups, does encourage further service to create value in the stock. Additional equity payments have resulted in introductions that ultimately became arrangements with out two biggest partners, Beacon Products, LLC and Precision-Lighting, Inc. which have generated   52%  and 41% of our sales to date of our orders for the coming year that we have so far.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the year ending July 31, 2007, we spent $ 3,308,533, and in the year ending July 31, 2008, we spent $7,067,722. $5,150,759 of these costs was in the form of equity compensation.

Research

On January 24, 2008, the Company and EPIR entered into an Amended and Restated Research, Development and Supply Agreement (the “EPIR Agreement”) pursuant to which the Company has become the exclusive supplier of certain (i) EPIR products that are to be funded by the Company and developed by EPIR including one or more versions of photovoltaic solar cells or solar cell encapsulate technologies (the “EPIR Products”) and (ii) certain other products including infrared sensors and biosensors (the “EPIR Independent Products”), which right is contingent upon certain annual sales goals.

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

In addition to the above transaction, EPIR and the Company entered into a Stock Purchase Agreement pursuant to which EPIR purchased 37,803,852 shares of common stock of the Company (the “January 2008 Shares”) representing 10% of the issued and outstanding of the Company in consideration for the Company purchasing 202,200 shares of common stock of EPIR representing 10% of the issued and outstanding of EPIR. We spent $4,200,000 on this contract during the year ended July 31, 2008 which was our first year under this arrangement. In addition during the year ended July 31, 2008, we also incurred $11,608,500      in equity compensation towards these goals, which included an additional 8,990,000 shares issued to employees of EPIR on June 30, 2008 for research, of which our President and CEO have committed to reimburse the Company with shares from their holdings.

Also, as discussed in the research section in Item 1, we have been funding Dongguk University towards new developments in LEDs. We spent $625,000 on this during the year ended July 31, 2008 but did not spend any monies on this during the year ended July 31, 2008. Predominately as a result of these two projects, our total research expense was $16,090,191 for the year ended July 31, 2008 as compared to $374,331 for the year ended July 31, 2007.

Plan of Operation

We expect to begin transitioning to being a very different company by the year ending July 31, 2009 in comparison to the years ended July 31, 2008 and 2007. This is because of new sales and new products and new product families, which will require a different infrastructure featuring increased activity in sales and marketing, increasing efforts to convert research activities into product development activities, and greater focus on product development in development of new products within product families as opposed to searching for new product lines. We presently have 13 employees and 14 consultants. We believe that the additional sales and marketing people will be necessary to communicate with potential customers of our solid-state lighting and provide the necessary support in terms of customer service, credit and billing and accounting. While we will have other roles such as fulfillment, manufacturing and shipping, we outsource these functions some of the time. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of October 28, 2008, we had $3,978,714 in cash and cash equivalents. We had receivables of $40,299 and our current liabilities were $2,695,775 as of July 31, 2008, although almost 80% of the liabilities are convertible into common stock. At present levels we incur overhead of $300,000 per month in cash before our research commitments (which are $100,000 per month for Dongguk University and $2,000,000 remaining over the next twelve months for EPIR).

Operating Activities

Net cash used in operating activities for the year ended July 31, 2008 amounted to $8,231,137 as compared to $1,532,806 for the year ending July 31, 2008. Net cash used by operating activities was mainly a result of a net loss of $34,836,961 for the year ending July 31, 2008 which included non-cash share-based compensation of $25,764,953.

Investing Activities

Net cash used in investing for the year ending July 31, 2008 was $93,599 as compared to $158,986 for the year ending July 31, 2007, due primarily to our purchase of software for product development purposes for the nine and three month period ended July 31, 2008, where as the amounts in the previous period were more for office equipment.

Financing Activities

Our net cash raised in financing activities for the year ending July 31, 2008 was $10,849,786 compared to $788,541 for the year ending July 31, 2007. In both periods, we were in the process of completing a private placement for ten cents a share. On or before November 3, 2007, the Company redeemed and retired 37,523,114 of outstanding shares of common stock for $3,752,311. The purchase price was $.10 per share. The number of reissued redeemed shares during the year ended July 31, 2008 totaled 28,948,075.

Cash Requirements

As of October 28, 2008, we had $3,978,714 in cash and cash equivalents. However, we presently anticipate spending approximately $3.6 million over the next twelve months on operations, $3.2 million on research and development and $200,000 on capital equipment. To date, we have received purchase orders from customers totaling $4.6 million. In turn, we have issued purchase orders to suppliers for $3.0 million to fulfill the orders we have received (we expect to issue additional orders for additional parts and labor that are estimated to $600,000). Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

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

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits and (c) controlling overhead and expenses.

There can be no assurance that we will successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the years ending July 31, 2008 and July 31, 2007.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

         2008         2007

	Amount	Amount
Sales	$59,864	0%
Selling, General & Administrative Expenses	18,741,403	4,542,742%)
Research and Development Expenses	16,090,191	374,331%)
Total Operating Costs and Expenses	34,931,594	4,917,073%)
Operating Loss	(34,923,673)	4,917,073%)

Interest Income	86712)	190,980%)

Net Loss	$34,836,961)	4,726,593%)

Year ended July 31, 2008 compared to Year ending July 31, 2007

Revenues

For the year ending July 31, 2008, we sold approximately 400 lights at an average price of $130. In addition, we had $7,778 of service revenues. We sell to customers of all types based on market response. Our initial customers are local governments and commercial facilities who see the benefits of our lighting product in terms of costs savings both for energy and for the reduction in labor for replacing light bulbs that our solid-state lights provide to customers, as well as customers who are committed to “going green”.

Expenses

Please see “Overview” for a discussion of the nature of the work performed and the accomplishments of the expenses we have occurred.

Selling, General and Administrative Expenses

For the year ended July 31, 2008, our selling, general and administrative (“SG&A”) expenses increased. For the Year period ending July 31, 2008, SG&A expenses increased $14,298,661 to $18,841,403 when compared to $4,542,742 for the year ended July 31, 2007.  This increase was primarily the result of non-cash share-based compensation of $15,320,079, for the year ended July 31, 2008 and compared to $2,595,759 for the year ended July 31,  2007, respectively, related to the hiring of management, marketing and other personnel that were necessary to initiate the company’s product development and operations and the result of higher personnel and personnel-related expenses, associated with the increase in management and administrative headcount that was necessary to initiate the company’s product development and operations.

Research and Development Expenses

Research and development expenses in the past primarily consist of labor costs, material costs and facilities. We had maintained an in-house research department that principally has surveyed the current research field for designing an overall program and made optical improvements for the lens of our Solid-State Lighting and Solar programs. However, during the year period ending July 31, 2008, the Company entered into research contracts with EPIR Technologies, Inc. and Dongguk University which most of research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $16,090,191 for the year ending July 31, 2008 (see “Item1 – Products of the Company” for a more complete description of the Company’s plans in this area). Research and development expenses primarily consist of labor costs, material costs and facilities. We expense our research and development costs as incurred. Research and Development included $11,044,874 of share-based compensation for the year ending July 31, 2008 and $4,200,000 expended with EPIR and $625,000 expended with Dongguk University.

We believe that our research and development will be critical to our strategic objectives of developing our technologies, and ultimately reducing manufacturing costs and meeting the requirements of our customers as well as adding new customers and markets. One long-term objective of research and development is to develop solar technologies that may be used to ensure that we have adequate (both in terms of quantity and quality) thin-film in the future to power our products.  As a result, we expect that our total research and development expenses will increase in absolute terms in the future – specifically we have budgeted $3,500,000 for the next twelve months in this area. Research and development expenses primarily consist of labor costs, material costs and facilities. We expect that our total research and development expenses will increase in absolute terms in the future.

Other Income and Expenses

Interest income for the year ended July 31, 2008 was $86,712 compared to $190,480 for the year ended July 31, 2007. This was due to the accumulation of cash from private placements; more cash on hand was maintained during the year ending July 31, 7 mostly due to increased expenditure of cash for research commitments for the year ending July 31, 2008.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our arrangement with EPIR may require working capital in the future, but at this time we cannot predict what effect that will be.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•

any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research  and development services with us.

In December 2005, we acquired all of the patent rights owned by Sparx, Inc. from Carl Smith; our Chief Executive officer owns all of the capital stock of Sparx. In connection with the acquisition of the patent rights, we issued 500,000,000 stock options to Mr. Smith and have agreed to pay a royalty of 4.9% of revenues to Sparx, Inc., a Company owned by Mr. Smith

In February, 2008, the Company informally agreed to finance an entity that entered into a research and development agreement with an educational institution in consideration of the assignment of certain patent rights held by the educational institution to the Company. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company. The Company has agreed to pay on behalf of the entity, $2,000,000 to the educational institution in the first year. If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000. In August, 2008, the entity, Novakor, Inc., transferred all patent rights under this agreement to Sunovia, Inc.

.

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at July 31, 2008.

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of energy, which are out of our control.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the solar and lighting industries. Although the price of solar and lighting has been declining gradually over recent years and part of a decreasing overall trend, the cost of commodities used including silicon has created challenges for our industry. Ultimately, success in research towards finding more cost effective materials is the Company’s strategy for maximizing profit within these constraints.

Critical Accounting Policies and Estimates

“Management's Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

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

In July 2008, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after July 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements, including SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.

ITEM 7. FINANCIAL STATEMENTS.

See Consolidated Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On December 27, 2007 (the “Dismissal Date”), we advised Ronald R. Chadwick, P.C. (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 27, 2007.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended August 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the years ended August 31, 2007 and 2006 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had limited sources of revenue and operations.

During the years ended August 31, 2007 and 2006, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended August  31, 2007 and 2006, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On December 27, 2007 (the “Engagement Date”), the Company engaged BOBBITT PITTENGER & CO. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2008. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

Not applicable.

ITEM 8A(T) - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-K for the year ended July 31, 2008. Based upon that evaluation, the Principal, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management Annual Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of July 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows:

We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B - Other Information

 None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following are the names and certain other information regarding or current directors and executive officers.

Name	Age	Position
Carl L. Smith, III	39	Director, Chairman of the Board and Chief Executive Officer
Bob Fugerer	49	President, Chief Technology Officer and Director
Matthew Veal	49	Chief Financial Officer, Controller and Secretary
Joe Miller	69	Director

Pursuant to our Bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his or her successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer’s successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

CARL L. SMITH, III, DIRECTOR, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Mr. Smith is the founder of our business. Prior to 2005, Mr. Smith founded and was a principal of Research Capital, a venture capital firm located in Sarasota, Florida. Mr. Smith attended Appalachian State University in Boone, North Carolina.

BOB FUGERER, PRESIDENT, CHIEF TECHNOLOGY OFFICER & DIRECTOR. Mr. Fugerer has been a member of our Board of Directors since April 2006. From 2001 until 2006 Mr. Fugerer was a Field Applications Engineer for Arrow Engineering. Mr. Fugerer has a Bachelor degree in Engineering Science from Lipscomb University and Bachelor of Electrical Engineering degree from Vanderbilt University where he graduated Summa Cum Laude. Mr. Fugerer also has a Master of Science in Electrical Engineering from the University of Tennessee and Master of Science in Engineering Management from the University of Alabama.

MATTHEW VEAL, CHIEF FINANCIAL OFFICER, CONTROLLER, AND SECRETARY. Mr. Veal has been our Chief Financial and Accounting Officer, Controller and Secretary since the inception of the Company. From 2004 until present, served on the board and is the former CFO (2004 to 2006) for Global Water Technologies, Inc. Prior to 2004, Mr. Veal was the acting controller for Infinium Labs, Inc. and was self employed as an accountant and consultant. Mr. Veal graduated from the Fisher School of Accounting at the University of Florida in 1980.

JOE MILLER, DIRECTOR. Mr. Miller has been a member of our Board of Directors since April 14, 2006. For over 40 years including the last five years, Mr. Miller has owned a chain of pharmacies in North Carolina, where he also established and runs Cheap Joe’s Art Supply. Mr. Miller graduated from the University of North Carolina School of Pharmacy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires  executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC for Companies registered under Section 12 of the Exchange Act (“Section 12”) . Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a).

COMMITTEES OF THE BOARD

Audit Committee

We do not have an Audit Committee, as our board of directors during 2008 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Advisory Board

Our board also has established a separate advisory committee to assist management. Below is a list of the members and backgrounds of the Committee. Each of the advisors also performs services for the Company.

Spencer Abraham Consultant & Chairman – Business Advisory Board

Spencer Abraham is Chairman and CEO of The Abraham Group, an international strategic consulting firm based in Washington, DC. After being nominated by President-elect George W. Bush, Spencer Abraham was sworn in as the tenth Secretary of Energy in United States history on January 20, 2001. He began his tenure in the midst of a severe energy crisis that included the California blackouts, declining domestic energy supplies and insufficient international energy trade opportunities. In response, he helped President Bush devise America's first national energy plan in over a decade and oversaw its implementation. As part of this plan, he led efforts to broaden America's international energy partnerships, working with China, Japan, Russia, the E.U., countries in South America and Africa and certain OPEC nations. Secretary Abraham has been a close observer of world energy markets, and under his leadership the Department of Energy conducted a number of short and long-term studies of world oil, gas, electricity and other markets. Domestically, he spearheaded the department's high-tech efforts in the areas of hydrogen fuel cell research and the development and expansion of clean coal technology programs, and provided a strong voice for the reemergence of safe nuclear power. According to the Presidential Management Agenda scorecard, the Department of Energy went from "worst to first" of well-run agencies under Secretary Abraham's leadership.

When he announced his resignation at the end of President's first term, The Washington Times sang Abraham's praises, writing that he "inherited a large and unwieldy agency in post-Cold War drift. He bequeaths [his successor] something much better. Mr. Abraham led his agency with distinction and high integrity." Faced almost immediately with the energy and safety issues of the post 9/11 world, Secretary Abraham distinguished himself by revitalizing and refocusing the Department of Energy on the new homeland security challenges our country faced. Abraham saw to the safety of America's nuclear stockpiles while he played a key international role by dramatically expanding the Department's focus on nuclear nonproliferation programs, negotiating with Russia and other former Soviet states. He created new safeguarding plans that the Washington Post called "great gifts to the nation from Abraham."

Prior to being named Secretary of Energy, Abraham served as an effective and highly productive U.S. Senator from Michigan for six years, where he was the author of 22 pieces of legislation signed into law - an unprecedented accomplishment for a freshman senator. He also chaired two subcommittees: Manufacturing and Competitiveness and Immigration. Always on the cutting edge, he became a leading advocate for technological issues and was one of the first politicians to recognize the importance of establishing a relationship with Silicon Valley's technological entrepreneurs and business leaders. He authored three particularly ground-breaking pieces of technology legislation: the Electronic Signature in Global and National Commerce Act, the Government Paperwork and Elimination Act, and the Anti-Cybersquatting Consumer Protection Act. All three were landmarks in the governance of cyberspace and the use of important new technology. A strong supporter of the business community, Abraham consistently endorsed policies that enhanced America's competitiveness and global leadership.

Abraham is also a Distinguished Visiting Fellow at the Hoover Institution, and a periodic contributor of op-ed articles to the Financial Times, The Wall Street Journal, The Washington Post, The Weekly Standard and other publications as well as frequently appears as a guest commentator on CNN, CNBC, Bloomberg, Fox News and Fox Business.

Spencer Abraham and his wife, Jane, are the parents of three children. He holds a law degree from Harvard University, where he co-founded the Federalist Society, and is a native of East Lansing, Michigan.

Dr. Siva Sivananthan / EPIR Technologies

Dr. Sivananthan is President of EPIR Technologies, Distinguished Professor of Physics at the University of Illinois at Chicago (UIC), adjunct professor of electrical and computer engineering at UIC, and Director of the Microphysics Laboratory at UIC. Dr. Sivananthan has pioneered the MBE growth and characterization of II-VI narrow and wide gap semiconductors, hetero- and homo-structures, and multiple quantum well structures on CdZnTe, GaAs and Si.

Dr. Siva has more than 25 years experience in MBE growth kinematics, giving him a clear understanding of transport and structural properties, encapsulation, interface formation and of quantum well structures. He is also an organizer of several national and international conferences. He is the author of more than 200 refereed journal articles and numerous presentations, including several invited papers. As the founder of EPIR Technologies, he has established business relations and related specific defense requirements into business opportunities, leveraged partnerships between industry and government laboratories, and formulated processes to transfer R&D into a profitable product model.

Ken Juster - Consultant

Juster has over 27 years of experience in government, law, business, and international affairs. He currently serves on the President’s Advisory Committee for Trade Policy and Negotiations and has served since 2005 as the Executive Vice President for Law, Policy and Corporate Strategy for Salesforce.com. He previously served as U.S. Under Secretary of Commerce from 2001-2005, in charge of the Bureau of Industry and Security. In that capacity, Juster oversaw issues at the intersection of business and national security, including strategic trade controls, imports and foreign investments that affect U.S. security, enforcement of anti-boycott laws, and industry compliance with international arms control agreements. He also founded and served as the U.S. Chair of the U.S.-India High Technology Cooperation Group, and was one of the key architects of the Next Steps in Strategic Partnership initiative between the United States and India. In addition, he was responsible for negotiating and signing the End-Use Visit Understanding between the United States and China that facilitated increased exports of U.S. high technology to China. Upon completion of his term at the Commerce Department, Juster received the Secretary of Commerce’s William C. Redfield Award and Medal, the Commerce Department’s highest honor.

Juster also served as the Counselor (Acting) of the U.S. Department of State from 1992-1993, and as the Deputy and Senior Adviser to Deputy Secretary of State Lawrence S. Eagleburger from 1989-1992. He was one of the key U.S. government officials involved in establishing and managing U.S. assistance programs to Central and Eastern Europe and the former Soviet Union. He also was actively involved in policy matters relating to China, Japan, Latin America, Israel, and the Persian Gulf. Upon completion of his tenure at the State Department, Juster received the Secretary of State’s Distinguished Service Award and Medal, the State Department’s highest honor.

From 1981-1989 and 1993-2001, Juster practiced law at the firm of Arnold & Porter, where he became a senior partner and his work involved international arbitration and litigation, corporate counseling, regulatory matters, and international trade and transactions. Juster also served as a law clerk in 1980-1981 to Judge James L. Oakes of the U.S. Court of Appeals for the Second Circuit, and worked at the National Security Council in 1978.

Among the awards that Juster has received are the Officer’s Cross of the Order of Merit in 2006 from the President of the Federal Republic of Germany (for contributions to U.S.-German relations); the Vasco Núñez de Balboa en el Grado de Gran Cruz Decoration and Medal in 2004 from the President of Panama (for contributions to U.S.-Panama relations); the 2004 Blackwill Award from the U.S.-India Business Council (for contributions to U.S.-India relations); and the 2002 and 2004 Friendship Awards from the U.S.-Panama Business Council (for contributions to U.S.-Panama relations). Juster also has published extensively on international economic and legal issues, including Making Economic Policy: An Assessment of the National Economic Council (Brookings Institution, 1997) and “The Myth of Iraqgate” in Foreign Policy magazine (Spring 1994).

Juster holds a law degree from the Harvard Law School, a Master’s degree in public policy from the John F. Kennedy School of Government at Harvard, and a Bachelor of Arts degree in government (Phi Beta Kappa) from Harvard College. He is a graduate of Scarsdale High School, where he was named in 2007 as one of its Distinguished Alumni. He is a member of the Council on Foreign Relations, where he was a Visiting Fellow in 1993. He is a former AFS Exchange Student to Thailand (1971).

Fernando Cuza - Consultant

Fernando Cuza began his career as a sports agent in 1984 and played an integral part in the negotiations of some of the largest contracts in Major League Baseball history. He has worked and traveled in Latin America for 20 years representing some of the highest profile baseball players from Mexico, the Dominican Republic, Puerto Rico, Panama and Venezuela. His extensive experience and language fluency with the numerous cultures has resulted in the establishment of a network which has had a measurable benefit to players. His work with some of the largest Latin corporations and advertising agencies has resulted in the establishment of significant promotional income opportunities for players in their native countries. Cuza attended Wittenberg University in Springfield, Ohio and received a bachelor’s degree in business administration from Florida State University in Tallahassee, Fla. He lives in Sarasota with his wife and four children.

Don Sipes - Consultant

Don Sipes joined Sunovia Energy Technologies, Inc. in July of 2006 as a lead consultant for the evaluation, development, and deployment of renewable energy strategies with a focus on solar energy, primarily in the area of photovoltaic systems. Sipes was appointed to the Board of Directors in February of 2007 where he accepted the role of Director of Research and Development. Sipes is instrumental in identifying key requirements within the solar industry that must be addressed to capitalize on the growing market potential, then orchestrating the appropriate research and development efforts necessary to meet those requirements. Currently, Sipes plays a key role on the technology development board that guides the SETI/EPIR partnership to advance the state-of-the-art in photovoltaic technology and associated systems.

Since 2005, Sipes has served as President and CEO of Optical Engines Inc, a startup company providing laser system consulting and the development of high-powered, fiber-coupled laser diodes and fiber laser systems, primarily for the Department of Defense. Sipes also served as vice president, research and development of Amoco Laser for 10 years where his inventions in the area of highly efficient lasers formed the foundation of the company and its business. After Scientific-Atlanta Inc. purchased Amoco Laser, Sipes assumed the role of vice president, technology and remained in that position for more than 10 years. In this role he had numerous executive responsibilities including the oversight of more than 200 engineers and budgets of more than $50 million annually. Sipes’ technical leadership led to securing the development of the Verizon FIOS network by his company.

Sipes attended the University of California-Berkeley where he completed a bachelor’s degree in physics and applied mathematics. After attending graduate courses in electrical engineering at the University of Southern California, Sipes moved to the University of Illinois-Chicago where he completed a master’s degree in business administration with an emphasis on finance and quality systems. He is married with 4 children.

R. Craig Hall - Business Advisor

As a business advisor, Hall provides valuable support in several areas such as investor relations and communication, corporate fund raising, and business development that includes planning, proposals and marketing strategies.

Prior to working with Sunovia, Hall was co-founder and president of Research Capital Partners, a Florida-based venture capital firm that specialized in funding early-stage biotechnology companies. Research Capital Partners helped to build several life science companies which are developing new products and treatments that continue to serve the medical and forensic markets.

Hall served as the head of bond-trading at RBC Centura, and as the head of mortgage-backed bond trading at Wachovia Securities while marketing to a retail sales force of over 500 financial advisors. While working in fixed income, Hall focused in the area of security valuation and financial analysis. Hall is a certified financial planner, and has shared his knowledge by working as a part-time instructor at local community colleges in the areas of economics, entrepreneurship and finance. He has also completed Part 1 of his Chartered Financial Analyst designation. Hall graduated from the University of North Carolina at Chapel Hill with a bachelor’s degree in economics in 1992.

Rick Kauffman - Kauffman Consulting

As chief manager of Kauffman Consulting, Rick Kauffman handles product and market development primarily for original equipment manufacturers (OEMs). Kauffman Consulting specializes in rapid product development, offering services such as concept development, solid (3-D) modeling, prototyping, finite element analysis (FEA), drawing generation, technical support, testing, sourcing, manufacturing engineering, and market introduction.

Kauffman consulting has more than 75 combined years of lighting design experience and works exclusively with Sunovia for the development of LED lighting products. As leaders in roadway lighting for the past 20 years, Kauffman consulting is more than qualified to lead Sunovia’s efforts in the creation of next generation roadway lighting that not only places light on the road, but is in compliance with the latest in roadway standards and recommendations.  Kauffman Consulting is a critical component in Sunovia’s drive to become an industry leader in advanced LED based lighting products.

From 1988-2002, Kauffman was with American Electric Lighting (now part of Holophane) and most recently served as director of product and market development. In this role, he was responsible for product management, product marketing, engineering and test labs for indoor and outdoor HID lighting and controls for the commercial, industrial, utility and infrastructure markets. Additionally, Kauffman developed annual sales plans, expense and capital budgets, product development strategies and marketing and training programs; provided technical sales support; and developed a strategy for securing incremental sales to investor owned utilities. In addition to the development of new products, Kauffman implemented more than $1 million in cost reductions annually and initiated a Continuous Improvement Program for the engineering and manufacturing teams.

Prior to his work at American Electric Lighting, Kauffman was manager of development engineering for Litton Microwave. There, he managed a group of engineers responsible for product development of commercial and international consumer microwave ovens, including the first microwave oven with a dedicated popcorn popping feature. He managed international licensees and contracts for customers such as Mars, Inc., Life Blood, and the U.S. Government. Additionally, Kauffman has served as senior manufacturing engineer at Sunbeam Appliance Co., project engineer for Spaulding Composites and manufacturing engineer for Emerson Electric Co.

Kauffman is a member of the Illuminating Engineering Society of North America (IESNA), where he serves on the Roadway Lighting Committee, Industrial Lighting committee, Security Lighting Committee, the Street and Area Lighting Committee and the Medal Committee, and as chairman of the Standard Practice Sub-Committee, Industrial Lighting Committee, and the Light Control and Luminaire Design Committee. He is also a member of the American National Standards Institute (ANSI), where he serves on the Roadway and Area Lighting Committee. He has had more than 10 patents issued and received several design awards.

Kauffman holds a Bachelor of Science degree in mechanical engineering from Memphis State University and a Master of Science degree in mechanical engineering from Vanderbilt University.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Other than as discussed herein, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

In 2005, Mr. Veal submitted consent to an entry of Judgment that restrains and enjoins him from violating Section 16(a) of the Securities Act of 1934 and agreed to pay $30,000 in civil penalties relating to the late filing of reports with the Securities and Exchange Commission.

Code of Conduct

We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

• Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
• Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
• Compliance with applicable governmental laws, rules and regulations;
• The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and • Accountability for adherence to the code.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it has one member of its board, Mr. Joe Miller qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, however, Mr. Hall is not "independent" as the term is used in Tem 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not yet cost effective for the Company.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and our other executive officers during the fiscal years ended July 31, 2008 and 2007.

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Smith	2008	$0		897,637	0	0	00	$11,369	$ 909,006
	2007	0		-0-	0	0	00	11,369	11,369
Robert Fugerer	2008	$150,000		506,978	0	0	00	$10,921	$ 667,899
	2007	150,000			0	0	00	10,921	$160,921
Matthew Veal	2008	$100,000		201,346	0	0	00	$10,298	$ 311,644
	2007	100,000		100,000	0	0	0 0	10,298	$210,298
Craig Hall	2008	$0		897,637	0	0	00	$11,369	$ 909,006
	2007	0		-0-	0	0	00	11,369	11,369
Donna Webb	2008	$43,333		365,000	0	0	00	$3,921	$ 373,254
	2007	0		0	0	0	0 0		$

Below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

	PEO Carl Smith	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-
-0-	PFO. Matthew Veal	-0-	488,060	488,060.62		5/1/2013	488,060	-0-	-0-
-0-	President Robert Fugerer	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-
-0-	Donna Webb	-0-	488,060	488,060.62		5/1/2013	488,060	-0-	-0-
-0-	Craig Hall	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-
-0-

Below is the information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
PEO Carl Smith	-0-	-0-	3,818,681	897,637
PFO. Matthew Veal	-0-	-0-	923,077	201,346
President Robert Fugerer	-0-	-0-	1,989,011	506,978
Donna Webb	-0-	-0-	500,000	365,000
Craig Hall	-0-	-0-	3,818,681	897,637

DIRECTORS COMPENSATION

The Company has agreed to compensate outside directors 30,000 shares per year of service plus expenses for service on the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 19, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

 The following table sets forth certain information regarding beneficial ownership of our common stock as of October 26, 2008:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and

• by all of our officers and directors as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Robert Fugerer** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	65,665,408	6.3%

Carl Smith** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	565,665,408	54.5%

Matthew Veal** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	2,843,077	*%

Joe Miller** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	2,310,000	*%

All Officers and Directors As a Group (4 persons)	Common Stock	636,483,893	61.3%

* Less than 1%.

** Executive officer and/or director.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 27, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 534,813,724 shares of common stock issued and 503,100,000 options currently exercisable or convertible, or exercisable or convertible within 60 days of October 27, 2008 to purchase common stock outstanding as of October 27, 2008.

 Limitation of Liability of Directors

Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director is the subject of any pending legal proceedings.

 Compensation Discussion and Analysis

Currently, the Company’s philosophy is to align compensation with its short-term and long-term goals: short term - development of products, sales, and generating positive cash flow, and providing expertise to develop long-term development of markets for the Company to pursue. Our plan was determined by a combination of upper management, finance and operations departments, based on research available from NCEO (the National Center for Employee Ownership) and other research management is familiar with. The current plan has the flexibility to be changed as the needs of the Company and the circumstances surrounding it change. The Company has designed its compensation structure to provided its core people base compensation to insure they maintain (but not necessarily upgrade) the lifestyle each has built from past business successes and supplement that compensation with equity compensation that statistics demonstrate a result of both an increase in productivity and stock price increases over companies that do not provide equity compensation. Our CEO currently is not paid any compensation. We have provided compensation in stock and options to ensure that all of our employees and consultants are rewarded if and when our shareholders are rewarded; this is the fundamental basis of our plan, rather than using an estimate before (or after) the services have been provided to match to the compensation. We feel this is appropriate due to the fact we are in the development stage. Certain consultants have elected to be paid in shares only.

We do not work from any formula other than the statistics we have researched from the NCEO. We changed from predominately stock grants to predominately stock options as opposed to other forms of equity ownership due to simplicity, particularly in the tax area. Individual awards were based on the importance of the type of work performed to the Company’s overall goals. In sales, we have provided for sales performance bonus in equity compensation (as well as sales commissions), but all other awards were based on time of service, which we find to be consistent with survey data we looked at. We did not use a separate plan based on type of employee (management

vs. employee) as we are small and wished to limit the distinctions among personnel. We have a general goal of having 15% percent of the ownership of the Company in the hands of our employees. In comparison to NCEO survey data we do not find this to be excessive in comparison with other companies that have employee ownership plans. We have awarded options with lives of 3 to 5 years to provide longer term horizons for those who have received options, but other than vesting based on service years we do not have any long-term conditions in our compensation structure.

 We provide benefits in the form of contributions to 401(k) matched by the Company as the only form of retirement plan we offer.  We pay a portion of health insurance for our employees. We use annual, quarterly and milestone-based (where specific, clear goals are targeted vesting based on management’s best judgment as to what is appropriate). We have used signing bonuses in stock in the days before we were public to attract employees and consultants but have discontinued the practice.  We do have a change in control protection at the CEO level only, and all of our contracts have provisions where the contract can be discontinued for any reason.

 We record expense from equity compensation using either market prices of stock, or a calculation using Black Sholes using high volatilities estimated by one of our business advisors who has considerable expertise in his career trading options using Black Sholes and other valuation techniques. Tax-wise, we have reviewed our program for compliance with IRS section 409A. Where possible we have elected to provide employees with incentive stock options that provide tax advantages to employees as opposed to strategies that offer greater tax benefits to the Company. This is because we have yet to generate taxable income so that there would be significant tax benefits. We recognize that we may need to modify this compensation structure in the future and have provisions in each employment contract that acknowledge and provide for an ordinary transition for modifications in the future.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have written employment agreements with our officers, and the following shows additional information, including the annual salaries, bonuses and stock awards for our officers and executives.

LONG-TERM INCENTIVE PLANS

Other than the Company’s 401(k) plan which is available to all employees, prior to May 1, 2008, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our employees, directors and executive officers did receive stock compensation at the discretion of our board of directors.

On May 1, 2008, the Company adopted the 2008 Incentive Stock Plan (“the plan”) designed to retain directors, employees, executives and consultants and reward them for making major contributions to the success of the Company. The foregoing is a summary of the agreement and does not purport to be all of the agreement:

The plan is administered by the board of directors. The plan did not have any individual caps other than the limitation of granting incentive stock options to employees, the exercise of more than $100,000 per year in fair market value of stock per year. The plan permits the grant of restricted stock and nonstatutory options to participants where appropriate. The maximum number of shares under the plan is 30,000,000. The plan shall terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the agreement, and also amend, suspend, or extend the plan itself.

 Key terms associated with participants leaving the Company include:

Termination other than good cause: The right of exercise for vested options for a period not less than 30 days or more than three months.

Termination for good cause: Surrender of all unvested options

Disability permits the exercise of vested options for a period not less than three months or more than six months.

Death permits the exercise of vested options for a period not less than six months or more than a year.

Retirement permits exercise in accordance with the terms of the option.

In each case, if the option expires before the end of the above indicated period, the options shall not be extended. Options cannot be transferred without the consent of the board of directors. Cashless exercise is permitted. Individual grants are made by the board.

 We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock compensation may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer except we have entered into a Change of Control Severance Agreement with Mr. Smith, dated as of December 21, 2005. Pursuant to this agreement, in the event of a change of control as defined in the agreement, we may terminate Mr. Smith’s employment with us. In the event that we terminate Mr. Smith’s employment with us other than for cause (as defined in the agreement), or as the result of his death or disability, then we must pay Mr. Smith the sum of his annual base salary (at the highest rate in effect for any period within three years prior to the Termination Date) plus any annual bonus, incentive, profit sharing, performance discretionary pay (in an amount equal to the product of the target award percentage under the applicable Incentive Pay plan or program in effect immediately prior to the Change of Control). For 12 months following his termination with us, Mr. Smith will also be entitled to receive any employee benefits that are provided under any “welfare plan” (within the meaning of Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended) of the Company. Mr. Smith will also be entitled to receive reimbursement for relocation expenses on a basis consistent with our practices; provided he was relocated at our request within five years of his termination date. However, other than health insurance, Mr. Smith does not receive any remuneration of any kind under his current employment plan which expires April 30, 2011, not including extensions. At the option of Mr. Smith, in the event of a change of control, Mr. Smith shall be granted voting rights on such number of common shares that would result in his having a voting majority of shares needed for any shareholder meeting as governed by our bylaws.

Equity Compensation Plan Information

Equity Compensation Plan Information

	A		B		C
Number of Securities
Remaining Available for
	Number of Securities				Future Issuance under
	to be Issued upon		Weighted-average		Equity Compensation
	Exercise of		Exercise Price of		Plans (excluding
	Outstanding Options,		Outstanding Options,		securities reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column A)
Equity Compensation Plans Approved by Security Holders

Total-Approved Plans	none		N/A		none
Equity Compensation Plans NOT Approved by Security Holders (5)
2008 Stock Option
Plan (2)	4,880,600	(1)		$.62	25,119,400
Total-All Plans	0				$0

(1)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding Restricted Shares which have no exercise price...

(2)

On May 1, 2008, the Company adopted the plan and authorized 30 million shares to be reserved for issuance thereunder. All of the shares reserved for issuance under the 2008 Plan may be granted as stock options, or restricted stock.

EMPLOYMENT AGREEMENTS

In June 2006, we entered into a one-year employment agreement with Carl L. Smith, our Chief Executive Officer. Under the employment agreement Mr. Smith receives a base salary of two million shares of common stock per year. The agreement provides that Mr. Smith will be entitled to receive up to two million shares of common stock for each year of service beginning June, 2007. The agreement is automatically renewed each year and is subject to conditional vesting based on the completion of each year’s service and can be renegotiated or terminated by either party with 60 days notice. The agreement grants the same benefits as our other executives but no cash remuneration.

The Company granted to Mr. Carl L. Smith, our Chief Executive Officer, additional voting rights so that in the event that an outside party were to acquire 20% or more of the Company and attempt a change in control, Mr. Smith would have the right to vote  be granted enough additional shares so that he would have a voting majority (providing that the Company has sufficient shares of unissued common stock to do so) in any shareholders’ meeting, thus effectively, giving Mr. Smith veto power over any takeover attempt.  Under the voting rights that Mr. Smith holds, the shares would be granted to Mr. Smith without further consideration.  In addition to these voting rights, Mr. Smith holds 65,665,408 shares and 500,000,000 options at an exercise price of 10 cents.

On May 1, 2008, we entered into a new five year contract with Mr. Smith, including extensions, whereby Mr. Smith would continue as the Company’s CEO without additional compensation other than his health insurance benefit

.

Effective July 2006 we entered into a one-year employment agreement with Robert H. Fugerer, our President. Under a revised employment agreement we granted Mr. Fugerer two million three hundred fifty thousand shares initially and 500,000 shares for each quarter of service. The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year service and can be renegotiated or terminated by either party with 60 days notice. The agreement granted Mr. Fugerer who became president in January 2007 the same benefits as our other executives, cash remuneration of $150,000 per year and a one-time payment of $60,000. On May 1, 2008, we entered into a new five-year contract with Mr. Fugerer, including extensions, whereby Mr. Fugerer would continue as the Company’s President for a base salary of $150,000 per year, health insurance and 401k benefits, but no other compensation.

On May 29, 2006, we entered into a one-year employment agreement with Matthew A. Veal, Secretary, Controller and our Chief Accounting Officer. Under the agreement, the Company granted Mr. Veal stock of one million shares for each year of service after his initial year of employment in addition to his 2,000,000 founding shares. In the event that Mr. Veal did not complete his initial year of service, he was required to return 1,000,000 shares to the Company (however, Mr. Veal did complete his year of service). The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year service and can be renegotiated or terminated by either party with 60 days notice. The agreement grants Mr. Veal the same benefits as other executives of the Company, and an annual salary of $100,000 per year, health insurance and 401k benefits, and 488,060 stock options exercisable at $.62.

The following is a summary of the termination provisions of all current Employment contracts:

Company may terminate any executive or employee for any reason at any time. However, as discussed earlier, Mr. Smith, our CEO does retain a number of rights in the event of a change in control that would result in his termination (see above for a description of those rights)

Executives shall not own, manage, operate, control, or have any 5% or more financial interest in any competitive business or engage for w two year period after they leave the company.

For a one-year period after they leave the Company Executive or employee may not attempt to employ any employee, consultant, agent, or representative of the Company or its affiliates for any reason or solicit directly any customer of the Company.

Executives or employees shall be subject to Nondisclosure Agreement that extends two years after their full term after employment ceases.

Executives or employees must notify the Company of any discoveries made while under the company’s employment.

Recent Sales of Unregistered Securities

 On or about November 1, 2007 the Company redeemed 37,523,114 shares of Common stock at $0.10 per share in the aggregate amount of $3,752,311.

 On or about November 1, 2007 the Company issued 18,197,500 shares of Common stock at $0.10 per share in the aggregate amount of $1,819,750.

During the year ending July 31, 2008 the Company sold 110,625,510 shares of common stock at $0.10 per share in a private placement, for a gross transaction price of $11,062,551.

On November 27, 2007, the Company issued an aggregate of 58,485,098 shares of common stock to the Sun Energy Majority Shareholders and the other shareholders of Sun Energy.

In December, 2007, the Company Stock had a forward stock split, 4.5 for 1 share, which resulted in the issuance of 230,422,843 shares.

On January 31, 2008 the Company issued 37,803,852 Shares issued for equity investment in EPIR Technologies, Inc. at $.10 per share in the aggregate amount of $3,780,385.

On April 30, 2008, the Company issued 5,256,226 shares of Stock to employees and consultants for services at $0.73 per share, in the aggregate amount of $3,837,045.

On January 31, 2008, the Company issued as a Reissuance of previously redeemed stock 28,948,075 at $.10 per share in the aggregate amount of $2,894,807.

In addition, on May 1, 2008, 9,663,284 of Stock options were granted to employees for services exercisable for a term of five years at a price of $0.62.

In addition, on March 17, 2008 the company issued 25,000,000 Stock options to a consultant in as a revision of terms of a previous contract. The terms of the option were to purchase an aggregate of 25,000,000 shares of common stock of the Corporation at an exercise price of $0.005 on a cashless basis for a term of seven (7) years and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Corporation at an exercise price of $0.005 on a cashless basis for a term of seven (7) years, which shall be issued on January 1, 2009. On May 12, 2008, the Consultant exercised in a cashless exercise the first 25,000,000 of the options resulting in the issuance of 24,922,360 shares.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10. The options vest over a period of three years, with 500,000 options vesting during the year ended July 31, 2008. The consulting expense related to these options totaled $641,195.

On June 30, 2008, the Company issued for services, at $1.15 per share, 9,082,500 shares for an aggregate total value of $10, 444,874.

On August 31, 2008, the Company issued $285,713 shares of Stock to consultants for services at $1.00 per share, in the aggregate amount of $285,713.

On October 28, 2008 the Company sold 9,984,050 shares of common stock at $0.10 per share in a private placement, for a gross transaction price of $998,405.

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2005, we acquired the patent rights (patent applied for) to No. 60/617,263 Titled Substrate with Light Display, applied for on September 2, 2005, from Sparx, Inc., a Florida corporation 100% owned by our Chief Executive Officer. In connection with this acquisition, we paid a royalty of 4.9% of gross sales. Sparx, Inc. had acquired the patent rights from Carl Smith, Craig Hall, and Eric Morin.

As of November 9, 2005, founder, Carl L. Smith III, received 90,262,500 shares in return for a founding capital contribution of $34,500.53 and founder, Richard Craig Hall, received 87,262,500 shares in return for a founding capital contribution of $33,360.47.

In February, 2008, the Company agreed to finance an entity that entered into a research and development agreement with an educational institution in consideration of the assignment of certain patent rights held by the educational institution. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company. The Company has agreed to pay on behalf of the entity, $2,000,000 to the educational institution in the first year. If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000. In August, 2008, all rights of this entity were transferred to the company without remuneration of any kind to Mr. Smith.

ITEM 13. EXHIBITS.

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
10.14

Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)

     10.15    Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated

                   June 10, 2008 (4)

     10.16     Employment Agreement between the Company and Roger Fugerer, dated May 1, 2008 (4)

     10.17     Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)

     10.18     Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)

     10.19     Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (4)

     10.20     Exhibits to Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (4)

     10.21     Employment Agreement between the Company and Craig Hall, dated May 1, 2008 (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

     10.22     Employment Agreement between the Company and Donna Webb, dated May 1, 2008

     10.23     Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008

     10.24     Purchase Agreement between the Company and Precision Lighting dated May 16, 2008

     10.25     Purchase Agreement between the Company and Beacon Products dated May 16, 2008

     10.26     Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008

     10.27     Assignment Agreement Between the Company and Novakor dated August 31, 2008

     10.28     Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008

     10.29     Consulting Agreement between the Company and Akaoni Management dated October 10, 2008

     10.30     Consulting Agreement between the Company and Bay Hill Partners, LLC , dated November 4, 2008

     10.31     Agreement between the Company and Direct 1 Source dated June 25, 2008

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

(3) Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007

(4) Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008

(5) Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.

(6) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. Bobbitt Pittenger & Co. has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by Bobbitt Pittenger & CO. are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from Bobbitt Pittenger & Co.. that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by Bobbitt Pittenger & Co.. are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired Bobbitt Pittenger & Co.. s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

Our principal accountant, Bobbitt Pittenger & CO., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	July 31, 2008	July 31, 2007

Audit fees	$31,000	$28,000
Audit-related fees	$22,100	$21,215
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

Date: November 10, 2008	By:	/s/ CARL SMITH
Carl Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ MATTHEW VEAL
Matthew Veal
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CARL SMITH	Chief Executive Officer (Principal Executive Officer)	November 10, 2008
Carl Smith	and Chairman of the Board of Directors

/s/ MATTHEW VEAL	Chief Financial Officer (Principal Financial Officer and	November 10, 2008
Matthew Veal	Principal Accounting Officer) and Secretary

/s/ ROBERT FUGERER	President and Director	November 10, 2008
Robert Fugerer

/s/ JOE MILLER	Director	November 10, 2008
Joe Miller

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

REPORT ON AUDITS OF

CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED JULY 31, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 9, 2005) THROUGH JULY 31, 2008

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

UCONTENTSU

UPAGEU

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

1

CONSOLIDATED BALANCE SHEETS

2

CONSOLIDATED STATEMENTS OF OPERATIONS

3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

Bobbitt, Pittenger & Company, P.A.

Certified Public Accountants

October 31, 2008

To The Board of Directors and Stockholders

Sunovia Energy Technologies, Inc.

(Formerly known as Acadia Resources, Inc.)

Sarasota , Florida

UREPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sunovia Energy Technologies, Inc. (formerly known as Acadia Resources, Inc.) (a development stage company) as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. (formerly known as Acadia Resources, Inc.),  (a development stage company) at July 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Sarasota, Florida

1605 Main Street, Suite 1010    Sarasota, FL  34236    Telephone: 941-366-4450    FAX # 941-954-7508

	July 31, 2008	July 31, 2007
ASSETS		
Current assets:		
Cash and cash equivalents	$ 5,982,779	$ 3,457,729
Accounts receivable	40,299	-
Prepaid expenses	28,801	21,725
Inventory	351,265	43,057
TOTAL CURRENT ASSETS	6,403,144	3,522,511
Furniture and equipment, net	210,615	172,673
Investment in EPIR Technologies, Inc.	3,780,385	-
Other assets	53,988	53,988
	$ 10,448,132	$ 3,749,172
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current liabilities:		
Accounts payable	$ 364,801	$ 117,218
Accrued expenses	177,600	114,084
Noncash compensation payable	1,503,374	664,676
Common stock redemption	650,000	-
Related party payables	-	9,000
TOTAL CURRENT LIABILITIES	2,695,775	904,978
STOCKHOLDERS' EQUITY		
Common stock, $0.001 par value; 1,500,000,000 shares authorized: 525,443,964 issued and outstanding at July 31, 2008 and 264,913,506 value par $.00005 issued and outstanding at July 31, 2007	524,544	13,241
Additional paid-in capital	48,020,767	8,786,946
Deficit accumulated during the development stage	(40,792,954)	(5,955,993)
TOTAL STOCKHOLDERS' EQUITY	7,752,357	2,844,194
	$ 10,448,132	$ 3,749,172

See notes to financial statements.

	For the Year Ended July 31, 2008	For the Year Ended July 31, 2007	For the Period From Inception (November 9, 2005) To July 31, 2008
Net sales	$ 59,864	$ -	$ 59,864
Cost of sales	51,943	-	51,943
Gross profit	7,921	-	7,921
Expenses:			
Selling, general and administrative	18,841,403	4,542,742	24,598,315
Research and development	16,090,191	374,331	16,522,273
Total expenses	34,931,594	4,917,073	41,120,588
Operating loss	(34,923,673)	(4,917,073)	(41,112,667)
Other income:			
Interest	86,712	190,480	319,713
Total other income	86,712	190,480	319,713
Loss before income tax benefit	(34,836,961)	(4,726,593)	(40,792,954)
Income tax benefit	-	-	-
Net loss	$(34,836,961)	$ (4,726,593)	$ (40,792,954)
Loss per share:			
Basic	$ (0.09)	$ (0.02)	$ (0.15)
Diluted	$ (0.09)	$ (0.02)	$ (0.15)
Weighted average number of common shares outstanding:			
Basic	368,866,089	251,026,015	279,276,289
Diluted	368,866,089	251,026,015	279,276,289

See notes to financial statements.

See notes to financial statements.

	Common Stock		Additional Paid-in	Accumulated	
	Shares	Amount	Capital	Deficit	Total
Common stock redemption ($0.10 per share)	(37,523,114)	(1,875)	(3,750,436)	-	(3,752,311)
Stock issued for services and compensation ($0.10 per share)	18,197,500	11,974	1,807,776	-	1,819,750
Reverse stock split, 1 for 4 shares and change in par value of stock	(175,455,294)	46,793	(46,793)	-	-
Shares exchanged for Acadia Resources, Inc.	7,350,000	7,350	(7,350)	-	-
Stock split, 4.5 for 1 share	230,422,843	230,423	(230,423)	-	-
Shares issued in private placement ($0.10 per share) less syndication costs)	110,625,510	110,626	10,946,664	-	11,057,290
Stock issued for services and compensation ($0.73 per share)	5,256,226	5,256	3,831,789	-	3,837,045
Shares issued for equity investment in EPIR Technologies, Inc.	37,803,852	37,804	3,742,581	-	3,780,385
Reissuance of previously redeemed stock	28,948,075	28,948	2,865,859	-	2,894,807
Stock options granted for services	-	-	9,663,284	-	9,663,284
Stock options exercised	24,922,360	24,922	(24,922)	-	-
Stock issued for services and compensation ($1.15 per share)	9,082,500	9,082	10,435,792	-	10,444,874
Net loss	-	-	-	(34,836,961)	(34,836,961)
Balance, July 31, 2008	524,543,964	$524,544	$48,020,767	$(40,792,954)	$ 7,752,357

See notes to financial statements.

	For the Year Ended July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES	
Net loss	$ (34,836,961)
Adjustments to reconcile net loss to net cash used in operating activities	
Depreciation	55,657
Stock issued for services and compensation	25,764,953
Changes in operating assets and liabilities:	
Accounts receivable	(40,299)
Prepaid expenses	(7,076)
Inventory	(308,208)
Interest receivable	-
Other assets	-
Accounts payable	247,583
Accrued expenses	63,516
Noncash compensation payable	838,698
Related party payables	(9,000)
Net cash used by operating activities	(8,231,137)
CASH FLOWS FROM INVESTING ACTIVITIES	
Purchase of furniture and equipment	(93,599)
Net cash used in investing activities	(93,599)
CASH FLOWS FROM FINANCING ACTIVITIES:	
Equity contributed by private placement	11,057,290
Contributed capital	-
Common stock redemption	(207,504)
Net cash provided by financing activities	10,849,786
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,525,050
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,457,729
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 5,982,779

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED July 31, 2008 and 2007 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 9, 2005) THROUGH July 31, 2008

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

On November 27, 2007, Acadia Resources, Inc. (“Acadia”), Sunovia Solar, Inc., a wholly owned subsidiary of Acadia (“Sunovia Solar”) and Sun Energy Solar, Inc. entered into an Agreement and Plan of Merger which closed on November 28, 2007.  Pursuant to the terms of the Merger agreement, Sun Energy Solar merged with and into Sunovia Solar, which became a wholly-owned subsidiary of Acadia (the “Merger”). The transaction was accounted for as a purchase. On December 17, 2007, Acadia changed its name to Sunovia Energy Technologies, Inc.

In March, 2008, the Company launched a new subsidiary, EvoLucia, which is the solid state lighting division of the Company. EvoLucia creates, patents, and markets proprietary LED lighting fixtures through strategic partnerships and energy solution providers.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage of business and has experienced negative cash flows from operations to date and has accumulated losses of $40,792,954.  To date the Company has funded operations through the issuance of common stock.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  During the period from inception (November 9, 2005) through July 31, 2008, the Company completed private placements totaling 163,555,796 shares for net proceeds of $16,343,794.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

U

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Accounting Method

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At July 31, 2008, the Company had an uninsured cash and cash equivalent balance of approximately $5,924,000.

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

Accounts Receivable

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. Management deems all accounts receivable at July 31, 2008 collectible, accordingly, no allowance for doubtful accounts is required.  Management has not charged interest on accounts receivable as of July 31, 2008.  At July 31, 2008, approximately 91% of accounts receivable is due from one customer.

Furniture and Equipment

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of July 31, 2008 and 2007.

Research and Development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, Research and Development ("R&D") expenses are charged to expense when incurred.  The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008 totaled $25,929, $1,500, and $27,429, respectively.

Share-Based Payments

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

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach, SFAS 123R applies to new awards and to awards that were outstanding on August 1, 2006 that are subsequently modified, repurchased or cancelled.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ULegal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of July 31, 2008 and 2007, there were no loss contingencies expected.

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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such  assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008.

At July 31, 2008, the Company had a net operating loss carryforward of approximately $40,793,000 that may be offset against future taxable income through 2027.  The amount of the income tax benefit for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008, before the valuation allowance was applied, totaled approximately $13,064,000, $1,772,000, and $15,299,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at July 31, 2008 and 2007 as the effect is antidilutive was 507,980,600 and 500,000,000.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

See notes to financial statements.

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred. There were no costs capitalized in association with patents for the year ended July 31, 2008. Costs capitalized in association with patents totaled $47,008 for the year ended July 31, 2007 and for the period from inception (November 9, 2005) through July 31, 2008.  Patent costs are included in other assets on the balance sheet.

Reclassifications

Certain amounts for the year ended July 31, 2007 have been reclassified in the comparative financial statements to be comparable to the presentation for the year ended July 31, 2008.  These reclassifications had no effect on net loss.

See notes to financial statements.

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

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of July 31, 2008 and 2007 is as follows:

2008

2007

Deferred tax asset

Net operating loss carryforward

$15,299,000

$2,235,000

Valuation allowance

  (15,299,000)

 (2,235,000)

Net deferred tax asset

$                 -

$               -

A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows:

NOTE D - FURNITURE AND EQUIPMENT, NET

At July 31, 2008 and 2007, furniture and equipment consisted of the following:

Total depreciation expense for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008 was $55,657, $19,515 and $77,005, respectively.

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

Effective November 27, 2007 the Company declared a 1 for 4 reverse stock split of the Company’s common stock.  The reverse stock split resulted in a decrease of shares outstanding of 175,455,294 shares.  The par value of the shares was changed on the same date to $.001 per share.

In November 2007, the Company exchanged 7,350,000 shares of Acadia Resources, Inc. common stock (See Notes A and Q) for the same number of shares in the Company.

On December 4, 2007, the Company declared a 4.5 for 1 forward stock split of the Company’s common stock, effective to stockholders of record on December 11, 2007.  The stock split resulted in an additional 230,422,843 shares of the Company’s common stock being issued.

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of Sunovia Energy Technologies, Inc. common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There are 6,500,000 shares of Sunovia Energy Technologies, Inc. common stock still to be issued.

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008 totaled $62,063, $61,986, and $157,802, respectively.  Prior to October 2006, the Company leased office space/warehouse facilities in Sarasota, Florida under an operating lease with a company owned by two of the Company’s officers and shareholders.  In October 2006, the Company terminated the lease.  Future minimum rental payments for the remaining term are as follows:

2009

$44,553

2010

    11,220

$55,773

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

Effective November 1, 2007, the Company has entered into a research, development and supply agreement with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development partnership for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI materials.  The II-VI materials are uniquely combined to form the semiconductors that are used in solar PV technologies.  The partnership

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

also provides for the commercialization of advanced light detection technologies that form a foundation for accelerating advanced PV development that is aimed at reducing the overall cost of energy from a solar PV System.   The Company and EPIR are developing a solar PV encapsulate that eliminates the need for glass encapsulates that are prevalent in today’s market.

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

Payments made to EPIR during the year ended July 31, 2008 totaled $4,200,000.

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

The agreement calls for the Company to make to EPIR the non-refundable payments set forth below:

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

On June 30, 2008, The Company issued 8,990,000 shares, valued at $10,338,500 or $1.15 per share to employees of EPIR Technologies, Inc. for research. The Company’s Chief Executive Officer and President have agreed to cancel 4,495,000 shares each of their outstanding common stock to offset the dilution to the Company’s common stock shares.

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

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION (CONTINUED)

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement expense for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008, was approximately $17,000, $11,000, and $28,000, respectively.

See notes to financial statements.

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

The Company has commitments to purchase inventory with various suppliers. These purchase commitments are estimated to aggregate approximately $3.1 million.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the period from inception (November 9, 2005) to July 31, 2008, include the acquisition of patent rights discussed in Note B, the consulting agreements discussed in Note M, the stock options discussed in Note O, and the lease transaction described in Note F.  In addition to the office lease described in Note F, the Company rented a condominium from the Company’s Chief Financial Officer in lieu of using a hotel for consultants and others when required.  Rent was 15,000 shares of common stock per month.  The lease terminated July 31, 2007. Total rent expense paid or payable in common stock for related party leases for period from inception (November 9, 2005) through July 31, 2007 was $66,703.

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

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has signed a series of contracts with stockholders, directors, and consultants as listed below:

In June 2006, the Company entered into a one-year employment agreement with its Chief Executive Officer.  Under the employment agreement, the Chief Executive Officer received a base salary of two million shares of common stock per year.  The employment agreement further provided up to two million shares of common stock for each year of service beginning June, 2007.  In May 2008, the Company entered into a new contract with its Chief Executive Officer that reduces compensation to employee benefits.

In June 2006, the Company entered into an employment agreement with its Co-founder and current Business Development Representative.  Under the employment agreement, the Co-founder and current Business Development Representative received a base salary of two million shares of common stock per year.  The employment agreement further provided up to two million shares of common stock for each year of service beginning June, 2007.  In May

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

2008, the Company entered into a new contract with its Co-founder and Business Development Representative that reduces compensation to employee benefits.

In July 2006, the Company entered into a one-year employment agreement with the President.  Under a revised employment agreement dated January 25, 2007, the Company granted the President two million three hundred fifty thousand shares of common stock initially and five hundred thousand shares for each quarter of service.  The employment agreement granted the President cash remuneration of $150,000 per year and a one-time payment of $60,000. In May 2008, the Company entered into a new contract with its President that eliminated all equity compensation but retained all other terms.

In May 2006, the Company entered into a one-year employment agreement with its current Chief Financial Officer.  Under the employment agreement, the Company granted the current Chief Financial Officer one million shares of common stock for each year of service after his initial year of employment in addition to his two million founding shares.  The employment agreement was automatically renewable each year and was subject to conditional vesting based on the completion of each year of service.  The employment agreement grants the Chief Financial Officer an annual salary of $100,000 per year. In May 2008, the Company entered into a new contract with its Chief Financial Officer with the same terms with an additional provision to receive 488,060 stock options to purchase common stock at $0.62 per share (see Note O).

Effective May 1, 2008, the Company entered into new employment agreements with its employees. These agreements supersede all employment agreements between the Company and the employees. Under the new agreements, 4,880,600 stock options were granted to ten employees (see Note O).

In May 2006, the Company entered into a consulting agreement with an individual who had worked with the Company in its initial stage whereby the individual would develop relationships with customers that the Company considers crucial to its development and long term success. On March 17, 2008, the Company and the individual entered into an amended and restated consulting agreement whereby the individual would provide the Company with services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liaison to various corporations.  The term of the agreement began on May 22, 2006 and is effective through May 2009. As compensation for providing such services, the Company issued to the individual (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years (see Note O) and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which shall be issued on January 1, 2009. In May 2008, these options were exercised on a cashless basis.

In July 2007, the Company entered into a two-year agreement with a strategic business advisor.  The business advisor will scrutinize Company products and opportunities, and will make recommendations that he feels will be important to realizing value and furthering efficiencies

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within the Company.  The agreement was revised in October 28, 2008. Under the revised agreement, the advisor will receive a fee of 4,000,000 shares of common stock.  1,000,000

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

shares were provided by the Company upon the effective date of the contract.  The shares vested immediately upon issuance. In October, 2008, the advisor will become a member of Craca Properties, LLC, which is owned and controlled by the Company’s Chief Executive Officer. The CEO has agreed to transfer .6% of their ownership interest (see Note O).  Craca Properties, LLC holds stock options to purchase up to 500,000,000 shares of common stock in the Company.  The options have vested and the exercise price is $.10 per share.

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

In August 2007, the Company entered into a six month consulting agreement with an individual. The consultant will render engineering services in accordance with generally accepted and currently recognized engineering practices, procedures, and principles. In consideration for services rendered, the Company has accrued a fee of 500,000 shares of common stock.

In December, 2007, the Company entered into a one year consulting agreement with an individual.  The consultant renders research, product development, and strategic partnership development advice.  In consideration for services rendered, the Company pays the consultant a fee equal to 125,000 shares of common stock every three months.  In addition, the Company provided an option to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share and an expiration date of December 31, 2009 (see Note O).

In February, 2008, an entity which the Company has agreed to finance, entered into a research and development agreement with an educational institution in exchange for certain patent rights. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company.  During the year ended July 31, 2008, the Company paid $625,000 to the educational institution.  If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000.

In June, 2008, the Company entered into a one year strategic sales, marketing, sourcing, consulting and representation agreement with a professional organization. The organization will act as the Company’s non-exclusive sales representative.  The Company will pay the organization a one-time tooling costs fee of $50,000 if sales forecasts are achieved.  The Company will also pay a 2% sales commission. The Company has also agreed to pay the organization $100,000 per year payable monthly as well as 500,000 shares annually of common stock paid quarterly beginning October 1, 2008 during the term of the agreement.

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In June, 2008, the Company entered into a three year consulting agreement with an individual. The individual will provide advice and recommendations and introduce the Company to nationally recognized entities. In consideration for services rendered, the Company has accrued a fee of 265,000 shares of common stock.

In June, 2008, the Company entered into a three month consulting agreement with a company. The consultant will provide advice to the Company in corporate development and strategic planning. In consideration for services rendered, the Company pays the consultant a fee equal to $2,500 and 15,000 shares of common stock per month.

In June, 2008, the Company entered into an agreement with a company. The consultant will serve as the Company’s principle engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company will pay the consultant on an hourly basis. In addition, the Company will also provide an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  500,000 options vested during the year ended July 31, 2008 (see Note O).

On June 30, 2008, The Company issued 8,990,000 shares, valued at $10,338,500 or $1.15 per share to employees of EPIR technologies inc. as compensation. The Company’s Chief Executive Officer and Business Development Representative have agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock (see Note G).

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid in common stock or common stock options, of $26,633,647, $3,182,021, and $30,753,145 for the years ended July 31, 2008 and 2007 and for the period from inception (November 9, 2005) through July 31, 2008, respectively. For the year ended July 31, 2008 salary, consulting, and research expenses, paid or accrued for payment in common stock, totaled $6,362,878, $9,932,269, and $10,338,500, respectively .  For the year ended July 31, 2007, salary, consulting and rent expenses, paid or accrued for payment in common stock, totaled $1,696,262, $1,437,809, and $32,950, respectively. For the period from inception (November 9, 2005) through July 31, 2007 salary, consulting, research, and rent expenses, paid or accrued for payment in common stock, totaled $8,722,864, $11,610,078, $10,338,500, and $66,703, respectively.

NOTE O – STOCK OPTION PLANS

The Company granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option agreement provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the agreement, the option exercise price equals $.10, which was the stock's market price on the date of grant.  In December, 2007, the Chief Executive Officer then transferred the options to Craca Properties, LLC, which he had become 100% owner of. In October, 2008, the CEO

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

agreed to pay certain expenses of the Company by transferring .7% of his ownership interests to  two consultants of the Company (See Note M and Note R).

The Company measured compensation for these options under APB Opinion No. 25. No compensation cost has been recognized as the purchase price for the options is at or above the fair market value of the underlying stock at the date of grant.  Had compensation expense for these options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would be as follows:

   Period Ended

   July 31, 2006

Net loss, as reported

  $  (1,229,400)

Net loss, proforma

$(18,996,986)

Basic income (loss) per share, as reported

         $          (0.01)

Basic income (loss) per share, proforma

         $          (0.03)

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

On March 17, 2008, options for 25,000,000 shares were issued to another consultant to the Company for services, exercisable at a price of $.005. The total consulting expense related to these options totaled $6,215,000. These options were exercised on a cashless basis in May 2008.

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

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at July 31, 2008.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10.  The options vest over a period of three years, with 500,000 options vesting during the year ended July 31, 2008.  The consulting expense related to these options totaled $641,195.  Unrecognized consulting costs of $3,200,000 related to unvested options will be recognized over the vesting period.

The fair value of the May 1, 2008 and June 6, 2008 options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 3 years.  No dividends were assumed in the calculations.

Stock option transactions for the period from inception (November 9, 2005) through July 31, 2008 are summarized as follows:

Weighted Average

 Aggregate

Exercise

Number

Weighted Average

Remaining Contractual

Intrinsic

 Price

Outstanding

Exercise Price

Term (years)

Value

$0.10

503,100,000

$ 0.10

12.94

$452,790,000

0.62

    4,880,600

     0.62

  3.00

      1,854,628

507,980,600

$0.105

12.84

$454,644,628

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on July 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on July 31, 2008.  This amount changes based on the fair market value of the Company’s stock.  Total intrinsic value of options exercised during the year ended July 31, 2008 was $40,125,000.

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, but it has not had any relationship to the operations of the Company.  Therefore a description and its impact on the Company’s operations and financial position has not been disclosed.

See notes to financial statements.

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

See notes to financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (GAAP).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

NOTE Q – REVERSE MERGER

On November 27, 2007, Acadia Resources, Inc. (“Acadia”), Sunovia Solar, Inc., a wholly-owned subsidiary of Acadia (“Sunovia Solar”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on November 28, 2007. Pursuant to the terms of the Merger Agreement, Sun Energy Solar merged with and into Sunovia Solar, which became a wholly-owned subsidiary of Acadia. The transaction was accounted for as a purchase.

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

The audited pro forma financial Information reflects financial information, which gives effect to the execution of the Agreement and Plan of Merger between Sunovia Solar, Inc., ("Sunovia Solar") (a Delaware corporation), a wholly owned subsidiary of Acadia Resources, Inc., ("Acadia") (a Delaware corporation), and the Company. On November 30, 2007, the holders of the Company’s issued and outstanding capital stock surrendered all of their issued and outstanding capital stock to Sunovia Solar in exchange for 58,485,098 shares of Acadia’s common stock.  The Pro Forma Statement included herein reflects the above transaction, which has been accounted for as a reverse merger (recapitalization) with the Company being deemed the accounting acquirer and Acadia being deemed the legal acquirer.  Such financial information has been prepared from, and should be read in conjunction with, the audited July 31, 2008 financial statements of the Company included herein, as well as in conjunction with Acadia's audited financial statements filed in its Form 10-KSB filing.

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – REVERSE MERGER (CONTINUED)

The accompanying audited pro forma consolidated financial statement is presented to illustrate the effects of the merger and reorganization on the historical financial position and operating results of the Company and Acadia. The audited pro forma consolidated balance sheet as of July 31, 2008 combines the respective balance sheets, as adjusted, at that date.

The audited consolidated pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger and reorganization had been consummated on the indicated dates, nor is it necessarily indicative of future operating results. The pro forma adjustments are based on information available at the time of this filing.

NOTE R – SUBSEQUENT EVENTS

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization will provide assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other personnel matters. In consideration for services rendered, the Company will pay the organization a monthly retainer amount of $10,000. Upon closing of additional financing which is expected to be during the first quarter of 2009, the monthly retainer will be increased to $25,000. The Company will also issue the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of

See notes to financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.

(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – SUBSEQUENT EVENTS (CONTINUED)

2010. The Company will also issue the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   The organization will also become a member of Craca Properties, LLC. The CEO agreed to transfer .1% of his ownership interest to the organization.  Craca Properties, LLC holds stock options to purchase up to 500,000,000 shares of common stock in the Company.  The options have vested and the exercise price is $.10 per share (see Note O).

In October 2008, the Company entered into a one year consulting agreement with a consulting company. The consulting company will (i) assist with the development of advertising and marketing programs and materials, (ii) review and make any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assist with key executive searches and offer executive qualification evaluations,  (iv) consult biweekly with the President and/or CEO of the Company, (v) attend select meetings with the President and/or CEO of the Company, and (vi) assist with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company will pay the consulting company a fee of $7,500 per month. The consulting company will also receive two stock options.  Each option will consist of 400,000 shares of common stock of the Company.

Subsequent to July 31, 2008, the Company issued 364,213 shares of common stock to consultants and sold 5,617,350 shares of common stock.

See notes to financial statements.