Form 10-Q
period 2008-10-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2008-12-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended October 31, 2008

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 333-139774

SUNOVIA ENERGY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of December 11, 2008 was 536,366,920.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

FORM 10-Q
INDEX

PART 1: FINANCIAL STATEMENTS
SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

December 11, 2008

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
(Formerly known as Acadia Resources, Inc.)
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc. (formerly known as Acadia Resources, Inc.), as of October 31, 2008 and the related consolidated statements of operations and cash flows for the three months ended October 31, 2008 and 2007 and the statement of changes in stockholders’ equity for the three months ended October 31, 2008.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sunovia Energy Technologies, Inc. (see note A), as of July 31, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (November 9, 2005) through July 31, 2008, and in our report dated October 31, 2008, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced losses of $2,912,017 and $2,379,377 for the three months ended October 31, 2008 and 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,828,562	$5,982,779
Accounts receivable	291,897	40,299
Other receivables	16,500	-
Prepaid expenses	46,120	28,801
Inventory	300,618	351,265

TOTAL CURRENT ASSETS	4,483,697	6,403,144

Furniture and equipment, net	206,021	210,615
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	87,792	53,988

TOTAL ASSETS	$8,557,895	$10,448,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144,743	$364,801
Accrued expenses	177,600	177,600
Noncash compensation payable	386,306	1,503,374
Common stock redemption	650,000	650,000

TOTAL CURRENT LIABILITIES	1,358,649	2,695,775

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 531,672,707 and 524,543,964 at October 31, 2008 and July 31, 2008, respectively, issued and outstanding	531,673	524,544
Additional paid-in capital	50,372,544	48,020,767
Retained deficit	(43,704,971)	(40,792,954)

TOTAL STOCKHOLDERS' EQUITY	7,199,246	7,752,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,557,895	$10,448,132

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2008	October 31, 2007
	(Unaudited)	(Unaudited)

Net sales	$310,823	$-

Cost of sales	315,703	-

Gross margin	(4,880)	-

Expenses:
Selling, general and administrative	1,198,436	812,318
Research and development	1,731,254	1,599,403
Total expenses	2,929,690	2,411,721

Operating loss	(2,934,570)	(2,411,721)

Other income:
Interest	22,553	32,344
Total other income	22,553	32,344

Loss before income tax benefit	(2,912,017)	(2,379,377)

Income tax benefit	-	-

Net loss	$(2,912,017)	$(2,379,377)

Loss per share:

Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding:

Basic	527,541,587	269,299,905
Diluted	527,541,587	269,299,905

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN  AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2007	264,913,506	$13,241	$8,786,946	$(5,955,993)	$2,844,194

Common stock redemption
($0.10 per share)	(37,523,114)	(1,875)	(3,750,436)	-	(3,752,311)

Stock issued for services
and compensation ($0.10 per share)	18,197,500	11,974	1,807,776	-	1,819,750

Reverse stock split, 1 for 4 shares
and change in par value of stock	(175,455,294)	46,793	(46,793)	-	-

Shares exchanged for
Acadia Resources, Inc.	7,350,000	7,350	(7,350)	-	-

Stock split, 4.5 for 1 share	230,422,843	230,423	(230,423)	-	-

Shares issued in private placement
($0.10 per share)
less syndication costs)	110,625,510	110,626	10,946,664	-	11,057,290

Stock issued for services
and compensation
($0.73 per share)	5,256,226	5,256	3,831,789	-	3,837,045

Shares issued for equity investment
in EPIR Technologies, Inc.	37,803,852	37,804	3,742,581	-	3,780,385

Reissuance of previously redeemed stock	28,948,075	28,948	2,865,859	-	2,894,807

Stock options granted for services	-	-	9,663,284	-	9,663,284

Stock options exercised	24,922,360	24,922	(24,922)	-	-

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN  AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Stock issued for services
and compensation
($1.15 per share)	9,082,500	9,082	10,435,792	-	10,444,874

Net loss	-	-	-	(34,836,961)	(34,836,961)

Balance, July 31, 2008	524,543,964	524,544	48,020,767	(40,792,954)	7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	6,764,530	6,765	669,689	-	676,454

Stock options granted for services	-	-	1,295,592	-	1,295,592

Stock issued for services and
compensation	364,213	364	386,496	-	386,860

Net loss	-	-	-	(2,912,017)	(2,912,017)

Balance, October 31, 2008	531,672,707	$531,673	$50,372,544	$(43,704,971)	$7,199,246

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2008	October 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,912,017)	$(2,379,377)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	16,079	10,481
Stock issued and stock options issued for services and compensation	1,682,452	655,000
Changes in operating assets and liabilities:
Accounts receivable	(251,598)	-
Prepaid expenses	(17,319)	3,735
Inventory	50,647	(59,043)
Other receivables	(16,500)	-
Other assets	(33,804)	-
Accounts payable	(220,058)	41,262
Accrued expenses	-	(21,412)
Noncash compensation payable	(1,117,068)	233,000
NET CASH USED BY OPERATING ACTIVITIES	(2,819,186)	(1,516,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(11,485)	(50,942)
NET CASH USED BY INVESTING ACTIVITIES	(11,485)	(50,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributed by private placement	676,454	-
Common stock redemption	-	(165,000)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	676,454	(165,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,154,217)	(1,732,296)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,982,779	3,457,729

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,828,562	$1,725,433

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES:
Stock and stock options issued for services and compensation	$1,682,452	$655,000

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is incorporated in Nevada.  The Company is developing, designing, and integrating photovoltaic solar cells into products for incident management, energy efficient advertising, and low-cost durable solar modules for easy installation and incremental upgrading of capacity.  The Company is also developing and selling environmentally responsible, energy efficient lighting products that are based on the latest and most efficient light emitting diode (LED) technologies.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended October 31, 2008 and 2007 the Company has experienced losses of $2,912,017 and $2,379,377.  To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At October 31, 2008, the Company had an uninsured cash balance of approximately $3,451,000.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. Management deems all accounts receivable at October 31, 2008 collectible; accordingly, no allowance for doubtful accounts is required.  Management has not charged interest on accounts receivable as of October 31, 2008.  At October 31, 2008, approximately 88% of accounts receivable are due from two customers that have a common ownership.

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of October 31, 2008 and 2007.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the years ended October 31, 2008 and 2007 totaled $8,077 and $1,000, respectively.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of October 31, 2008 and 2007, there were no loss contingencies expected.

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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such  assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the three months ended October 31, 2008 and 2007.

At October 31, 2008, the Company had a net operating loss carryforward of approximately $44,023,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the three months ended October 31, 2008 and 2007, before the valuation allowance was applied, totaled approximately $1,212,000 and $892,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at October 31, 2008 and 2007 as the effect is antidilutive was 508,247,267 and 500,000,000.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements.

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the three months ended October 31, 2008 and 2007.

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

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.  Costs capitalized in association with patents totaled $47,008 at October 31, 2008.  Patent costs are included in other assets on the balance sheet.

Reclassifications

Certain amounts for the periods ended October 31, 2007 have been reclassified in the comparative financial statements to be comparable to the presentation for the periods ended October 31, 2008.  These reclassifications had no effect on net loss as previously reported.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer and largest stockholder.  As compensation under this agreement, the Company has granted Sparx, Inc., a royalty of 4.9% of gross revenues. The Company has not paid or accrued any royalties to date per an agreement with the Chief Executive Officer.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of October 31, 2008 and 2007 is as follows:

	2008	2007
Deferred tax asset

Net operating loss carryforward	$16,511,000	$3,134,000

Valuation allowance	(16,511,000)	(3,134,000)

Net deferred tax asset	$-	$-

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

			For the	For the
			Period from	Period from
			Inception	Inception
	For the Three	For the Three	(November 9,	(November 9,
	Months Ended	Months Ended	2005) through	2005) through
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2006
Federal income (tax) benefit
at statutory rate	$932,000	$761,000	$761,000	$2,454,000
State (taxes) benefit	160,000	131,000	131,000	422,000
Valuation allowance	(1,092,000)	(892,000)	(892,000)	(2,876,000)

(Provision) benefit for income taxes	$-	$-	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At October 31, 2008 and July 31, 2008 furniture and equipment consisted of the following:

	October 31, 2008	July 31, 2008

Computer equipment	$233,025	$221,540
Furniture and fixtures	29,350	29,350
Leasehold improvements	36,730	36,730
	299,105	287,620
Less: accumulated depreciation	(93,084)	(77,005)

Furniture and equipment	$206,021	$210,615

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - FURNITURE AND EQUIPMENT, NET (CONTINUED)

Total depreciation expense for the three months ended October 31, 2008 and 2007 was $16,079 and $10,481, respectively.

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

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the three months ended October 31, 2008 and 2007 totaled $18,606 and $15,606, respectively.  Future minimum rental payments for the remaining term are as follows:

2009	$44,553
2010	11,220
$55,773

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

Payments as shown in the following schedule through October 1, 2008 have been made by the Company.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

The agreement calls for the Company to make to EPIR the non-refundable payments set forth below:

Payment Amount	Payment to be received by

$1,700,000	November 30, 2007
1,000,000	February 1, 2008
1,000,000	April 1, 2008
1,000,000	October 1, 2008
1,000,000	December 1, 2008
1,000,000	March 1, 2009
1,000,000	June 1, 2009
1,000,000	August 1, 2009
1,000,000	October 1, 2009
1,000,000	December 1, 2009
1,000,000	March 1, 2010
1,000,000	June 1, 2010
1,000,000	August 1, 2010
1,000,000	October 1, 2010
1,000,000	December 1, 2010
500,000	April 1, 2011
500,000	October 1, 2011
500,000	April 1, 2012
500,000	October 1, 2012
500,000	April 1, 2013
500,000	October 1, 2013
500,000	April 1, 2014
500,000	October 1, 2014
500,000	April 1, 2015
500,000	October 1, 2015
500,000	April 1, 2016
500,000	October 1, 2016
500,000	April 1, 2017
500,000	October 1, 2017
500,000	March 1, 2018
500,000	October 1, 2018

$23,700,000

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

Consolidated Operations by Business Segment
For the three months ended October 31, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$310,823	$-

Operating loss	$(1,508,333)	$(1,240,718)	$(185,519)

Interest income	$-	$-	$22,553

Depreciation and amortization	$-	$-	$(16,079)

Assets	$3,780,385	$843,786	$3,933,724

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION (CONTINUED)

For the three months ended October 31, 2007

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(1,852,167)	$(316,431)	$(243,123)

Interest income	$-	$-	$32,344

Depreciation and amortization	$-	$-	$(10,481)

Assets	$1,865,228	$9,313	$238,104

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the three months ended October 31, 2008 and 2007 was approximately $4,400 and $3,900, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the three months ended October 31, 2008, include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has signed a series of contracts with stockholders, directors, and consultants as listed below:

In June 2006, the Company entered into a one-year employment agreement with its Chief Executive Officer.  Under the employment agreement, the Chief Executive Officer received a base salary of two million shares of common stock per year.  The employment agreement further provided up to two million shares of common stock for each year of service beginning June, 2007.  In May 2008, the Company entered into a new contract with its Chief Executive Officer that reduces compensation to employee benefits only.

In June 2006, the Company entered into an employment agreement with its Co-founder and current Business Development Representative.  Under the employment agreement, the Co-founder and current Business Development Representative received a base salary of two million shares of common stock per year.  The employment agreement further provided up to two million shares of common stock for each year of service beginning June, 2007.  In May, 2008, the Company entered into a new contract with its Co-founder and Business Development Representative that reduces compensation to employee benefits only.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

In July 2007, the Company entered into a two-year agreement with a strategic business advisor.  The business advisor will scrutinize Company products and opportunities, and will make recommendations that he feels will be important to realizing value and furthering efficiencies within the Company.  The agreement was revised in October 28, 2008. Under the revised agreement, the advisor received a fee of 1,000,000 shares of common stock.  In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares of common stock (see Note O). The equivalent options will be issued to the strategic business advisor under the revised agreement with 1/3 vesting as of the effective date of the contract, 1/3 vesting on July 16, 2009, and the remainder on July 16, 2010.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In February, 2008, an entity which the Company has agreed to finance, entered into a research and development agreement with an educational institution in exchange for certain patent rights. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company.  During the three months ended October 31, 2008, the Company paid $200,000 to the educational institution. The Company paid $625,000 to the educational institution during the year ended July 31, 2008.  If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000.

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

In June, 2008, the Company entered into a three year consulting agreement with an individual. The individual will provide advice and recommendations and introduce the Company to nationally recognized entities. In consideration for services rendered, the Company has issued the consultant a fee of 265,000 shares of common stock.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization will provide assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other personnel matters. In consideration for services rendered, the Company will pay the organization a monthly retainer amount of $10,000. Upon closing of additional financing which is expected to be during the first quarter of 2009, the monthly retainer will be increased to $25,000. The Company issued the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of 2010. The Company issued the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 500,000 shares of common stock. The equivalent options were then issued to the organization. The 700,000 options vested during the three months ended October 31, 2008. (see Note O)

In October 2008, the Company entered into a one year consulting agreement with a consulting company. The consulting company will (i) assist with the development of advertising and marketing programs and materials, (ii) review and make any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assist with key executive searches and offer executive qualification evaluations,  (iv) consult biweekly with the President and/or CEO of the Company, (v) attend select meetings with the President and/or CEO of the Company, and (vi) assist with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company will pay the consulting company a fee of $7,500 per month. The consulting company will also receive two stock options consisting of 400,000 shares each of common stock of the Company.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $565,385 and $893,000 for the three months ended October 31, 2008 and 2007, respectively. For the three months ended October 31, 2008 consulting expenses paid or accrued for payment in common stock or common stock options, totaled $565,385.  For the three months ended October 31, 2007, salary, consulting and research and development expenses paid or accrued for payment in common stock, totaled $247,500, $45,500, and $600,000, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS

The Company granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option agreement provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the agreement, the option exercise price equals $.10, which was the stock's market price on the date of grant.  In December, 2007, the Chief Executive Officer then transferred the options to Craca Properties, LLC, which he had become 100% owner of. In October, 2008, the CEO agreed to cancel the equivalent of .7% of his common stock options covering 3,500,000 shares. The equivalent options will then be issued to two consultants of the Company (See Note M and Note R). 1,500,000 were vested in October 2008, 1,000,000 will vest on July 16, 2009, and the remaining 1,000,000 will vest on July 16, 2010.

The Company measured compensation for 500,000,000 common stock options under APB Opinion No. 25. No compensation cost has been recognized as the purchase price for the options was at or above the fair market value of the underlying stock at the date of grant.

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

The fair value of the December 6, 2007 and the March 17, 2008 options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected lives of 2-7 years.  No dividends were assumed in the calculations.

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

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at October 31, 2008.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
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

On October 1, 2008, the Chief Executive Officer effectively cancelled 500,000 of his 500,000,000 outstanding options. The equivalent options were then issued to a consultant under an agreement dated October 1, 2008 (see Note M). The consulting expense related to these options totaled $324,150. The Company also granted an option for an additional 200,000 shares of common stock to the consultant on October 1, 2008, exercisable at $.4875. The consulting expense related to these options totaled $116,020.

On October 10, 2008, options for 800,000 shares, exercisable at $.10, were granted to a consultant. 400,000 options vest on January 1, 2009 with the remaining vesting on March 31, 2009. 100,000 options vested during the three months ended October 31, 2008. The consulting expense related to these options totaled $55,422. The unrecognized compensation expense associated with these options is $387,940.

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note O). The equivalent options will be issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares will vest on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense related to these options totaled $800,000. The unrecognized compensation cost associated with these options is $1,600,000.

The fair value of the October 1, 2008 options for 200,000 shares and the October 10, 2008 options for 100,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

The fair value of the October 1, 2008 and October 28, 2008 options for 500,000 and 1,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 15 years.  No dividends were assumed in the calculations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

A summary of the Company’s stock option activity is as follows for the year ended July 31, 2008 and the three months ended October 31, 2008.

	July 31, 2008		October 31, 2008

	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at
beginning of year	500,000,000	$0.100	507,980,600	$0.100
Options granted	32,980,600	0.100	4,500,000	0.580
Options cancelled			(3,500,000)	0.100
Options exercised	(25,000,000)	0.005

	507,980,600	$0.105	508,980,600	$0.109

The information with respect to stock options outstanding at October 31, 2008 is as follows:

Options Outstanding
	Weighted average
Number	Remaining	Weighted average	Aggregate Intrinsic
Outstanding	Contractual Term	exercise price	Value

500,900,000	12.93	$0.100	$225,405,000
3,000,000	15.00	0.800	(750,000)
200,000	5.00	0.488	12,500
4,880,600	3.00	0.620	(341,642)

508,980,600	12.84	$0.109	$224,325,858

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on October 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on October 31, 2008.  This amount changes based on the fair market value of the Company’s stock.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

The information with respect to stock options vested at October 31, 2008 is as follows:

Options Vested
	Weighted average
Number	Remaining	Weighted average	Aggregate Intrinsic
Outstanding	Contractual Term	exercise price	Value

497,700,000	12.99	$0.100	$223,965,000
1,000,000	15.00	0.800	(250,000)
200,000	5.00	0.488	12,500
4,880,600	3.00	0.620	(341,642)

503,780,600	12.89	$0.107	$223,385,858

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, the Company shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – REVERSE MERGER (CONTINUED)

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

NOTE R – SUBSEQUENT EVENTS

In November, 2008, a consulting agreement originally executed in October, 2008, was amended. The amended agreement increased the monthly consulting fee from $7,500 to $15,000. The amended agreement also increased the amount of stock options that the consultant will receive. The consultant will receive two options each consisting of 1,900,000 shares of common stock of the Company.

On December 2, 2008, the Company entered into a non-binding letter of intent with the government of the Dominican Republic through the CNE National Energy Commission, for the development of a 20 megawatt plant utilizing its high concentration photovoltaic technology.

The commencement of the development of the 20 megawatt plant is subject to the completion of customary due diligence; approval of Sunovia’s directors; final approval by the government of the Dominican Republic; receipt by Sunovia of all necessary regulatory and third party consents and approvals; execution by Sunovia and the government of the Dominican Republic of definitive documentation relating to the development of the plant; and such other conditions as are customary for transactions of this type.  As a result of the foregoing closing conditions there is no guarantee that the Company will successfully finalize and enter into a definitive agreement governing the development of the 20 megawatt plant or, if such agreement is executed, that Sunovia will successfully develop such 20 megawatt plant resulting in the generation of revenue on a profitable basis.

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements, including when used in the negative. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

	our expectations regarding our expenses and revenue;
	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

	plans for future products, for enhancements of existing products and for development of new technologies;
	our anticipated growth strategies;

	existing and new customer relationships;
	our technology strengths;

	our intellectual property, third-party intellectual property and claims related to infringement thereof;
	anticipated trends and challenges in our business and the markets in which we operate; and

	sources of new revenue, if any.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct.. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended October 31, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s Edgar database, including the 10-K filed for the year ending July 31, 2008. This quarterly report provides an update of that information. Since we filed that report, we have accomplished the following:

•
We have began shipping products under the purchase orders discussed in the form 10-Q. These initial operations have been substantial enough that we are no longer considered a development stage enterprise under generally accepted accounting principles.

•
We have obtained a distribution contract with a well-known Fortune 500 Company for our emergency lighting product, Impulse™, which is a patented, simple to install a LED switchplate that detects when the power goes out, to activate an emergency battery-powered LED light.

•	We have obtained several research contracts for our infrared products division during the calendar year 2009.

•
We have begun production on our new streetlights for the City of Fairview Texas, which we believe will open a significant market to the Company, and have furthered our work on Cobrahead streetlights and our LED parking garage light to the extent we are nearing final decisions on pricing and being able to take orders from customers.

•
We have executed a letter of agreement with the Department of Energy of the government of the Dominican Republic to construct a 20 megawatt solar concentrator photovoltaic facility in Santo Domingo, Dominican Republic, subject to various terms and conditions.  A comprehensive formal agreement is currently being created that sets forth the obligations, terms and conditions specific to any and all aspects of the solar concentrator photovoltaic facility.  The company expects to sign the formal agreement during the 1st quarter of 2009, but until said formal agreement is executed by the Company and the Department of Energy of the Dominican Republic, the Company cannot guarantee any aspects of the transaction.

We continue to face challenges, particularly as follows:

•
Our profit margins on initial lights are not where we believe they will ultimately be. As with any new product offering, we find that the initial orders have delays and issues requiring further attention. Also, our business has rapidly changing prices due to technology changes that effect pricing decisions.

•
Like all companies, we face challenges related to economic issues worldwide. These affect quantities bought, upfront prices customers are willing to pay, and general attitudes regarding risk, as well as ability to raise capital, which is still crucial to implementation of our overall business plan.  While many of our lights are upgrades of existing lights on the market, where customers can more clearly evaluate long-term benefits when making decisions regarding purchases, completely new products such as Impulse have even greater risks.

•
Our infrared research products are associated with the military, and with the change in administration, military spending and underlying needs may be revised, and contract profit margins are not as high with this type of work due to contract provisions as we had hoped for. In time we look to develop more profitable product lines arising from this work in addition to the solar applications of infrared, but this is currently in the planning stage.

•
Our streetlight project in Fairview Texas has us doing additional work beyond our expertise; typically we provide “light engines”, which are an important component of the streetlight, but usually our customers package the light engines with the poles and installation and sell to the end user. In this case we perform the entire procedure. While there are benefits to our knowledge base by doing this type of work, this is a deviation from our current plan that may or may not have consequences, such as effect on our existing customers that would increase if we proceeded to do this type of work more and more in the future.

•	While we believe we will be able to accomplish all the requirements of the Dominican Republic Solar facility, it is a large scale facility that will require significant resources to complete.

•
We are reviewing to determine whether or not we should continue our research being performed by the Quantum Physics Department of Dongkuk university on our behalf that involves the use of zinc oxide as a material for Light Emitting Diodes (LEDs), and cannot currently assess what the findings will be in that area.

•
Initial product offerings often create negative cash flow due to the timing of collections and payments due, this combined with development costs and the fact that the upfront costs of purchases are much higher until order quantities begin to build up.

Our lighting customers at this point tend to be original equipment manufacturers and system integration providers who demand reliable LED lighting solutions. Since the inception of the LED Lighting Division, EvoLucia, the emphasis for our engineers has been to design the LED System rather than parts of the system that do not necessarily perform optimally as a whole.  As we emerge from the development stage, we are aligning ourselves with partners in the solid state lighting division who can be instrumental in the development of significant sales channels for the products we will be releasing in 2009. In the near future, we hope to develop more of our own sales and marketing group, but at this stage of the lighting division, it is most cost effective to use already established sales channels to promote our solid state lighting products.

 In addition, we have sought out LED Lighting products that we can private label and sell to our customers.  These products are LED Bulbs, LED Track Lighting and an LED Utility Light. We are in the process of completing an application through the federal GSA program to become a vendor in the government system.    While we have started with a few basic products, as we add products to our line, we believe the sales should increase proportionately and a new revenue stream should be developed for the company.

Several presentations have made to utility companies as we have partnered strategically with contractors and other lighting companies to win renewable energy contracts through local municipalities.  While these sales are long-term projects, they can yield significant revenue at some point.  As we become more skilled in making presentations to this type of customer, the likelihood that we will be successful in our response to such requests for proposals increases dramatically.

History

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

Having only recently emerged from the development stage, we have had a limited operating history that can serve as the basis to evaluate our business. There are many factors that could have a material adverse effect on our business and operating results once operations begin. You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, in new and rapidly evolving markets, such as the solar market. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

Because we have only recently begun substantial operations but have incurred costs in the areas above, for the quarter ending October 31, 2008, the Company has had a net loss as measured by generally accepted accounting principles of $(2,912,017).

Many of the costs we have incurred in both the quarter ending October 31, 2008 and 2007 were initial costs such as upfront inducements through stock to secure services we believe we will need, market studies, core design work and other similar costs.

Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ending October 31, 2008 and October 31, 2007.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2008	2007
	Amount	Amount
Sales	$310,823
Cost of Sales	$315,703
Gross Profit	$(4,880)
Selling, General & Administrative Expenses	$1,198,436	$812,318
Research and Development Expenses	$1,731,254	$1,599,403
Total Operating Costs and Expenses	$2,929,690	$2,411,721
Operating Loss	$(2,934,570)	$(2,411,721)

Interest Income	$22,553	$32,344

Net Loss	$(2,912,017)	$(2,379,377)

Revenues and Cost of Sales

For the quarter ending October 31, 2008, we sold approximately 5,163 lights at an average price of $60.20 with an average cost of $54.76.  However, an additional 612 lights were sent to customers and testing agencies for promotional and evaluation  purposes. As a result, our gross profit was negative in the amount of   $4,880, although we believe gross profit will improve over time.

Our two largest customers, Beacon Products, LLC and Precision-Lighting, Inc. (who are owned by the same parent company) represented 35% and 59% of our sales, respectively. We did not have any sales in the quarter ending October 31, 2007.

Expenses

Selling, General and Administrative Expenses
Our activities to date have centered in these areas:

•	Product Development,
•	Research, Sales and Marketing, and
•	General and Administrative.

For the quarter ended October 31, 2008, our selling, general and administrative (“SG&A”) expenses increased. For the Quarter period ending October 31, 2008, SG&A expenses increased $386,118 to $1,198,436 when compared to $812,318 for the quarter ended October 31, 2007.  This increase was primarily the result of non-cash share-based compensation of $565,384 , for the quarter ended October 31, 2008 and compared to $55,000 for the quarter ended October 31,  2007, respectively, related to the hiring of management, marketing and other personnel that were necessary to initiate the company’s product development and operations and the result of higher personnel and personnel-related expenses, associated with the increase in management and administrative headcount that was necessary to initiate the company’s product development and operations.

The components of this category for the quarters ended October 31 in each of the respective years are discussed  in the table and notes below:
			Increase
			(Decrease)
			%

	2008	2007
Selling, general and administrative	1,198,436	812,318	48%

Product Development – Solar	-0-	116,025	n/a

Product Development - Lighting	266,070	147,724	80%

Legal (1)	82,844	64,034	29%

Salaries, not including benefits & taxes (2)	50,052	203,703	-75%

Noncash Salaries and Consulting (3)	-0-	293,000	n/a

Sales & Marketing	284,395	-0-	n/a

Headcount:

Employees	13	10	30%

Consultant	14	17	-18%

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing. We were able to successfully develop the following for the quarter ending October 31, 2008:

a.)	Completion of design and testing for a street and walkway LED lighting project in Fairview, Texas. This product family can be used for other street and walkway lighting applications

b.)	Final preparations for the release of Impulse emergency light to the public

c.)	Substantial completion of designs for LED Cobra head street lighting

d.)	Substantial completion of designs for LED parking garage lighting

For the quarter ending October 31, 2007 we completed design on our original prototype and canopy light family.

Marketing

The completion of new products has necessitated marketing expenses. For the quarter ending October 31, 2008, we spent $338,891 on marketing, which for the quarter ending October 31, 2007 had been nominal. The biggest component of which was the payment of equity compensation of $290,071, which went to consultants to develop a professional marketing plan, represent the company’s products and to assist in arrangements with large-scale partners. The nature of the equity compensation payment was upfront compensation. Payment in the form of equity compensation, when made by startups, does encourage further service to create value in the stock.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the quarter ending October 31, 2007, we spent $ 243,123, and in the quarter ending October 31, 2008, we spent $185,519.  Additional detail regarding these costs is provided below:

(1)	Legal - The Company expensed for the three months ended October 31, 2008, as compared to $64,039 which represents the bulk of what we have expended since inception, represented expenses from a number of filings that were the result of our research activities over a several month period. We expect this amountto increase as a result of engineering and research effort.

(2)	Salaries and Benefits - We have employment contracts in place for approximately $50,052 per quarter(plus benefits and taxes), for accounting and administrative personnel. most of which were put into place inJune and July, 2006. See “Employment Agreements”.

(3)
Non Cash Salaries and Consulting -  We have reduced our exposure in this area as many of the contracts in the prior year were    short in duration and vary from project to project, and the new contracts are specifically associated with sales and marketing entirely.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University which most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $1,731,254 for the quarter ending October 31, 2008. We expense our research and development costs as incurred. Research and Development included $1,500,000 expended with EPIR and $200,000 expended with Dongguk University.

Other Income and Expenses

Interest income for the quarter reduced in spite of  the accumulation of cash from private placements during the quarter ending October 31, 2008 due to a reduction interest rates we were able to obtain from savings as part of the general economic slowdown in effect during the quarter.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our arrangement with EPIR may require working capital in the future over and above our research commitment, but at this time we cannot predict what effect that will be.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

☐	an obligation under a guarantee contract, although we do have obligations under certain sales arrangementsincluding purchase obligations to vendors
☐	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement thatserves as credit, liquidity or market risk support to such entity for such assets,
☐	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivativeinstrument, or
☐	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entitythat is held by us and material to us where such entity provides financing, liquidity, market risk or credit risksupport to, or engages in leasing, hedging or research and development services with us.

In December 2005, we acquired all of the patent rights owned by Sparx, Inc. from Carl Smith; our Chief Executive officer owns all of the capital stock of Sparx. In connection with the acquisition of the patent rights, we issued 500,000,000 stock options to Mr. Smith and have agreed to pay a royalty of 4.9% of revenues to Sparx, Inc., a Company owned by Mr. Smith. Mr. Smith has waived royalties for this quarter as part of attempts to conserve the Company’s resources.

In February, 2008, the Company informally agreed to finance an entity that entered into a research and development agreement with an educational institution in consideration of the assignment of certain patent rights held by the educational institution to the Company. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn assigned such rights to the Company. The Company has agreed to pay on behalf of the entity, $2,000,000 to the educational institution in the first year. If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000. In August, 2008, the entity, Novakor, Inc., transferred all patent rights under this agreement to Sunovia, Inc.

Plan of Operation

By the end of the year ending July 31, 2009, we expect, but can provide no guarantee, that we will be generating sales, developing new products and new product families, which will require a different infrastructure featuring increased activity in more significant sales and marketing, increasing efforts to convert research activities into product development activities, and greater focus on product development in development of new products within product families as opposed to searching for new product lines.

For the Three month Period Ending October 31
	2008	2007
Cash flows used in Operations	$2,819,186	$1,516,354

Capital Expenditures	$11,485	$50,942

Equity Raised	$676,458	-

Cash at end of period	$3,828,562	$1,725,433

We currently lease an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility is under a three year and one month term through October 31, 2009. The lease requires monthly rent of approximately $3,738.90 plus annual increases of 3% that go into effect on November 1 of each subsequent year. The building consists of approximately 5,316 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. However, we do not believe our facility would be adequate to handle more than 25 employees.

Our staffing remains the same with 13 employees and 14 consultants; however, we are at the point where we are beginning to seek other professionals in the lighting industry to join our company.  A sales and marketing manager who can build a sales force may be the next strategic hire.  As the sales volume increases, we will also be adding some administrative staff to assist with customer service duties, purchasing, billing and overall accounting.  We will continue to work with the consultant model whenever possible in order to minimize the office space that is needed and the cost for ancillary benefits for full-time employees of the company.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of December 11, 2008, we had $3,615,210 in cash and cash equivalents. We had receivables of $291,897 and inventory of $300,618 and our current liabilities were $1,358,649 as of October 31, 2008, although almost 70% of the liabilities are convertible into common stock. At present levels we incur overhead of $300,000 per month in cash before our research commitments.

Since we outsource our manufacturing, we are not a capital intensive operation.

We raised $676,454 for the quarter ending October 31, 2008 but did not raise capital for the quarter ending October 31, 2007.. On or before November 3, 2007, the Company redeemed and retired 37,523,114 of outstanding shares of common stock for $1,650,000 and the agreement to reissue 34,473,114 shares in the future. The purchase price was $.10 per share. We have reissued 27,973,114 of the redeemed shares to date.

Cash Requirements

Over the next twelve months, we presently anticipate spending approximately $3.6 million on operations, $3.2 million on research and development and $100,000 on capital equipment. To date, we have unfulfilled purchase orders from customers totaling $4.3 million. In turn, we have open purchase orders to suppliers for $2.7 million to fulfill the orders we have received (we expect to issue additional orders for additional parts and labor that are estimated to $600,000). Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

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

•	raising additional capital and/or obtaining financing;
•	increasing our revenues and gross profits and
•	controlling overhead and expenses.

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

Critical Accounting Policies and Estimates

“Management's Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, , financing operations, and contingencies and litigation.

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at October 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of this statement has not had a material effect on the Company’s financial position or results of operations.

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

e.
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

In February 2007, the FASB issued Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an amendment of FASB Statement No. 115 or FAS 159.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this Statement apply only to entities that elect the fair value option.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  Adoption of this Statement has not had a material effect on the Company’s financial position or results of operations.

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

ITEM 3. QUA NTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to interest rate changes or credit risk.  We are subject to changes in the price of energy, which are out of our control.

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer (the “Officers”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Officers concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and our disclosure controls and procedures are also not effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.  The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s Risk Factors since our 10-k filed July 31, 2008 other than the update presented in “ Management’s Discussion and Analysis and Plan of Operation”.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October 2008, we issued 6,764,530 shares in a private offering at $.10 per share for an aggregate amount of $676,454.

On October 1, 2008, we issued 187,500 shares of stock at $.65 per share for services.  We also issued 176,713 shares valued at $1.50 per share in settlement of obligations due as of July 31, 2008.

On October 1,_2008, we issued 500,000 stock options with an exercise price of $.10 for services, and 200,000 stock options with an exercise price of $.4875.

On October 10, 2008 we issued 500,000 stock options with an exercise price of $.10 for services rendered.

In November and December 2008, we issued 4,694,213 shares of common of common stock in a private offering at $.10 per share, for an aggregate amount of $469,421.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc.dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

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
(6) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007
(7) Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 14, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors	December 15, 2008

/s/ Matthew Veal Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	December 15, 2008