Form 10-Q
period 2009-01-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2009-03-16
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-53590

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2009 was 537,213,451.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Yes ☐      No ☒

FORM 10-Q
INDEX

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements, including when used in the negative. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate; and
•	sources of new revenue, if any.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)

CONTENTS

March 6, 2009

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
(Formerly known as Acadia Resources, Inc.)
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc. (formerly known as Acadia Resources, Inc.), as of January 31, 2009 and the related consolidated statements of operations and for the three and six months ended January 31, 2009 and 2008 and the related consolidated statements of cash flows for the six months ended January 31, 2009 and 2008 and the consolidated statement of changes in stockholders’ equity for the six months ended January 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sunovia Energy Technologies, Inc., as of July 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from inception (November 9, 2005) through July 31, 2008, and in our report dated October 31, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced losses of $6,395,450 and $5,714,533 for the six months ended January 31, 2009 and 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,857,477	$5,982,779
Accounts receivable	324,782	40,299
Other receivable	51,150
Prepaid expenses	88,989	28,801
Inventory	397,408	351,265

TOTAL CURRENT ASSETS	3,719,806	6,403,144

Furniture and equipment, net	210,325	210,615
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	91,171	53,988

TOTAL ASSETS	$7,801,687	$10,448,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,623	$364,801
Accrued expenses	116,082	177,600
Noncash compensation payable	873,306	1,503,374
Common stock redemption	650,000	650,000

TOTAL CURRENT LIABILITIES	1,764,011	2,695,775

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 537,213,451 and 524,543,964 at January 31, 2009 and July 31, 2008, respectively, issued and outstanding	537,213	524,544
Additional paid-in capital	52,688,867	48,020,767
Retained deficit	(47,188,404)	(40,792,954)

TOTAL STOCKHOLDERS' EQUITY	6,037,676	7,752,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,801,687	$10,448,132

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Six	For the Three	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2009	January 31, 2009	January 31, 2008	January 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$280,089	$590,912	$-	$-

Cost of sales	87,164	402,867	-	-

Gross margin	192,925	188,045	-	-

Expenses:
Selling, general and administrative	3,156,920	4,355,356	1,083,791	1,896,109
Research and development	522,842	2,254,096	2,271,875	3,871,277
Total expenses	3,679,762	6,609,452	3,355,666	5,767,386

Operating loss	(3,486,837)	(6,421,407)	(3,355,666)	(5,767,386)

Other income:
Interest	3,404	25,957	20,509	52,853
Total other income	3,404	25,957	20,509	52,853

Loss before income tax benefit	(3,483,433)	(6,395,450)	(3,335,157)	(5,714,533)

Income tax benefit	-	-	-	-

Net loss	$(3,483,433)	$(6,395,450)	$(3,335,157)	$(5,714,533)

Loss per share:

Basic	$(0.01)	(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	(0.01)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding:

Basic	533,572,200	531,742,092	271,424,959	270,723,551
Diluted	533,572,200	531,742,092	271,424,959	270,723,551

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Stock issued for services
and compensation
($1.15 per share)	9,082,500	9,082	10,435,792	-	10,444,874

Net loss	-	-	-	(34,836,961)	(34,836,961)

Balance, July 31, 2008	524,543,964	524,544	48,020,767	(40,792,954)	7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	12,305,274	12,305	1,201,723	-	1,214,028

Stock options granted for services	-	-	3,079,881	-	3,079,881

Stock issued for services and
compensation ($0.62-$1.15 per	364,213	364	386,496	-	386,860
share)
Net loss	-	-	-	(6,395,450)	(6,395,450)

Balance, January 31, 2009	537,213,451	$537,213	$52,688,867	$(47,188,404)	$6,037,676

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	January 31, 2009	January 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,395,450)	$(5,714,533)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	33,231	20,962
Stock issued and stock options issued for services and compensation	3,466,741	1,921,083
Changes in operating assets and liabilities:
Accounts receivable	(284,483)	-
Other receivable	(51,150)	-
Prepaid expenses	(60,188)	(24,878)
Inventory	(46,143)	(59,443)
Other assets	(37,183)	-
Accounts payable	(240,178)	(69,116)
Accrued expenses	(61,518)	(7,745)
Noncash compensation payable	(630,068)	(585,500)
NET CASH USED BY OPERATING ACTIVITIES	(4,306,389)	(4,519,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(32,941)	(69,069)
NET CASH USED BY INVESTING ACTIVITIES	(32,941)	(69,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributed by private placement	1,214,028	5,567,764
Common stock redemption	-	(182,502)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,214,028	5,385,262

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,125,302)	797,023

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,982,779	3,457,729

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,857,477	$4,254,752

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES:
Stock and stock options issued for services and compensation	$3,466,741	$1,921,083

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the six months ended January 31, 2009 and 2008 the Company has experienced losses of $6,395,450 and $5,714,533.  To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
U

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At January 31, 2009, the Company had an uninsured cash balance of approximately $2,507,000.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. Management deems all accounts receivable at January 31, 2009 collectible, accordingly, no allowance for doubtful accounts is required.  Management has not charged interest on accounts receivable as of January 31, 2009.  At January 31, 2009, approximately 68% of accounts receivable are due from three customers that have a common ownership.

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of January 31, 2009 and 2008.

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the six months ended January 31, 2009 and 2008 totaled $11,349 and $18,268, respectively.

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
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of January 31, 2009 and 2008, there were no loss contingencies expected.

Income Taxes (Benefits)

The Company utilizes the guidance provided by SFAS No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are determined based on the difference between the basis of assets and liabilities for financial statement and income tax purposes as measured by the enacted tax rates that are expected to be in effect when these differences reverse.  Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the six months ended January 31, 2009 and 2008.

At January 31, 2009, the Company had a net operating loss carryforward of approximately $47,188,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the six months ended January 31, 2009 and 2008, before the valuation allowance was applied, totaled approximately $2,400,000 and $2,143,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at January 31, 2009 and 2008 as the effect is antidilutive was 519,405,974 and 500,000,000.

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the six months ended January 31, 2009 and 2008.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents and receivables, accounts payable and accrued liabilities including noncash compensation payable and common stock redemption are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. The fair value of the investment in EPIR Technologies, Inc. is discussed in Note G.

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.  Costs capitalized in association with patents totaled $47,008 at January 31, 2009.  Patent costs are included in other assets on the balance sheet.

Reclassifications

Certain amounts for the periods ended January 31, 2008 have been reclassified in the comparative financial statements to be comparable to the presentation for the periods ended January 31, 2009.  These reclassifications had no effect on net loss as previously reported.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of January 31, 2009 and July 31, 2008 is as follows:

	2009	2008
Deferred tax asset
Net operating loss carryforward	$17,696,000	$15,299,000

Valuation allowance	(17,696,000)	(15,299,000)

Net deferred tax asset	$-	$-

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

			For the	For the
			Period from	Period from
			Inception	Inception
	For the Six	For the Six	(November 9,	(November 9,
	Months Ended	Months Ended	2005) through	2005) through
	January 31, 2009	January 31, 2008	January 31, 2009	October 31, 2006
Federal income (tax) benefit
at statutory rate	$2,048,000	$1,829,000	$1,067,000	$4,944,000
State (taxes) benefit	352,000	314,000	183,000	849,000
Valuation allowance	(2,400,000)	(2,143,000)	(1,250,000)	(5,793,000)

(Provision) benefit for income taxes	$-	$-	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At January 31, 2009 and July 31, 2008 furniture and equipment consisted of the following:

	January 31, 2009	July 31, 2008

Computer equipment	$249,524	$221,540
Furniture and fixtures	34,307	29,350
Leasehold improvements	36,730	36,730
	320,561	287,620
Less: accumulated depreciation	(110,236)	(77,005)

Furniture and equipment	$210,325	$210,615

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - FURNITURE AND EQUIPMENT, NET (CONTINUED)

Total depreciation expense for the six months ended January 31, 2009 and 2008 was $33,231 and $20,962, respectively.

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

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the six months ended January 31, 2009 and 2008 totaled $35,959 and $32,004, respectively.  Future minimum rental payments for the remaining term are as follows:

2009	$27,200
2010	11,220
$38,420

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

The Company regularly evaluates the recoverability of its investment in EPIR based on the performance and the financial position of EPIR, as well as other evidence of market value.  Such evaluation includes but is not limited to, reviewing EPIR’s financial position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs.  The Company has not recognized any loss in the value of its investment in EPIR.

The carrying value of the investment in EPIR is $3,780,385. The fair value is believed to approximate $4,000,000 as of January 31, 2009. The fair value is based on estimates using pricing models that take into account the earning capacity of EPIR as of the balance sheet date. The computation of the fair value was performed by the Company.

Payments as shown in the following schedule through December 1, 2008 have been made by the Company.

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

Consolidated Operations by Business Segment
For the six months ended January 31, 2009

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$590,912	$-

Operating loss	$(2,202,341)	$(3,894,070)	$(324,996)

Interest income	$-	$-	$25,957

Depreciation and amortization	$-	$-	$33,231

Assets	$3,780,385	$1,058,663	$2,962,639

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION (CONTINUED)
For the six months ended January 31, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(4,375,804)	$(816,787)	$(574,795)

Interest income	$-	$-	$52,853

Depreciation and amortization	$-	$-	$(20,962)

Assets	$4,347,098	$10,154	$4,101,756

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the six months ended January 31, 2009 and 2008 was approximately $8,100 and $7,500, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the six months ended January 31, 2009 and 2008, include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In May 2006, the Company entered into a consulting agreement with an individual who had worked with the Company in its initial stage whereby the individual would develop relationships with customers that the Company considers crucial to its development and long term success. On March 17, 2008, the Company and the individual entered into an amended and restated consulting agreement whereby the individual would provide the Company with services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liaison to various corporations.  The term of the agreement began on May 22, 2006 and is effective through May 2009. As compensation for providing such services, the Company issued to the individual (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years (see Note O) and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which were issued in January 2009. In May 2008, 25,000,000 options were exercised on a cashless basis.

In July 2007, the Company entered into a two-year agreement with a strategic business advisor.  The business advisor will scrutinize Company products and opportunities, and will make recommendations that he feels will be important to realizing value and furthering efficiencies within the Company.  The agreement was revised in October, 2008. Under the revised agreement, the advisor received a fee of 1,000,000 shares of common stock.  In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares of common stock (see Note O). The equivalent options will be issued to the strategic business advisor under the revised agreement with 1/3 vesting as of the effective date of the contract, 1/3 vesting on July 16, 2009, and the remainder on July 16, 2010.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In February, 2008, an entity which the Company has agreed to finance, entered into a research and development agreement with an educational institution in exchange for certain patent rights. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company.  During the six months ended January 31, 2009, the Company paid $200,000 to the educational institution. The Company paid $625,000 to the educational institution during the year ended July 31, 2008.  If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000.

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

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization will provide assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

personnel matters. In consideration for services rendered, the Company will pay the organization a monthly retainer amount of $10,000. Upon closing of additional financing which is expected to be during the first quarter of 2009, the monthly retainer will be increased to $25,000. The agreement requires the Company to issue the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of 2010. The Company issued the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 500,000 shares of common stock. The equivalent options were then issued to the organization. The 700,000 options vested during the six months ended January 31, 2009. (see Note O)

In October 2008, the Company entered into a one year consulting agreement with a consulting company. This agreement was revised in November 2008. The consulting company will (i) assist with the development of advertising and marketing programs and materials, (ii) review and make any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assist with key executive searches and offer executive qualification evaluations,  (iv) consult biweekly with the President and/or CEO of the Company, (v) attend select meetings with the President and/or CEO of the Company, and (vi) assist with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company will pay the consulting company a fee of $15,000 per month. During the six months ended January 31, 2009, the consulting company received stock options consisting of 1,900,000 shares of common stock of the Company. The consulting company will receive an option for an additional 1,900,000 shares of common stock of the Company in March 2009.

In January 2009, the Company entered into a three year consulting agreement with an individual. The individual will provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultant will receive options consisting of 1,900,000 shares of common stock of the Company. The Company entered into two additional consulting agreements with two individuals who are employed by the above consultant. The term of the agreements is three years. These individuals will provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultants will each receive options consisting of 50,000 shares of common stock of the Company.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $2,836,674 and $1,945,583 for the six months ended January 31, 2009 and 2008, respectively. For the six months ended January 31, 2009 consulting expenses paid or accrued for payment in common stock or common stock options, totaled $2,836,736.  For the six months ended January 31, 2008, salary, consulting and research and development expenses paid or accrued for payment in common stock, totaled $620,000, $125,583, and $1,200,000, respectively.

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

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at January 31, 2009.

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

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note O). The equivalent options will be issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares will vest on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense related to these options totaled $1,200,000. The unrecognized compensation cost associated with these options is $1,200,000.

On November 13, 2008, options for 3,800,000 shares, exercisable at $.10, were granted to a consultant. 1,900,000 options vest on January 1, 2009 with the remaining vesting on March 31, 2009. 1,900,000 options vested during the six months ended January 31, 2009. The consulting expense related to these options totaled $959,527. The unrecognized compensation expense associated with these options is $959,527.

The fair value of the October 1, 2008 options for 200,000 shares and the November 13, 2008 options for 1,900,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

The fair value of the October 1, 2008 and October 28, 2008 options for 500,000 and 1,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 15 years.  No dividends were assumed in the calculations.

On December 31, 2008, options for 100,000 shares were issued to a consultant to the Company for services, exercisable at a price of $.10. The consulting expense related to these options totaled $20,674.

On January 1, 2009, options for 5,000,000 shares were issued to a consultant to the Company for services, exercisable at a price of $.005. The consulting expense related to these options totaled $843,582.

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

On January 1, 2009, options for 162,687 shares were each issued to two employees of the Company for services, exercisable at $.62. The consulting expense related to these options totaled $15,928.

On January 27, 2009, options for 1,900,000 shares were granted to a consultant to the Company for services, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. Options for 100,000 shares were also issued to two individuals that work for this consultant, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. The unrecognized compensation expense associated with these options is $174,937.

The fair value of the December 31, 2008 options for 100,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

The fair value of the January 1, 2009 options for 5,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 7 years.  No dividends were assumed in the calculations.

The fair value of the January 1, 2009 options for 162,687 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 3 years.  No dividends were assumed in the calculations.

The fair value of the January 27, 2009 options for a total of 2,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

A summary of the Company’s stock option activity is as follows for the six months ended January 31, 2009 and for the year ended July 31, 2008.

	January 31, 2009		July 31, 2008

		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Options outstanding at
beginning of year	507,980,600	$0.100	500,000,000	$0.100
Options granted	14,925,374	0.081	32,980,600	0.100
Options cancelled	(3,500,000)	0.100
Options exercised			(25,000,000)	0.005

	519,405,974	$0.108	507,980,600	$0.105

SUNOVIA ENERGY TECHNOLOGIES, INC.
(FORMERLY KNOWN AS ACADIA RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

The information with respect to stock options outstanding at January 31, 2009 is as follows:

Options Outstanding
	Weighted average
Number	Remaining	Weighted average	Aggregate Intrinsic
Outstanding	Contractual Term	exercise price	Value

503,900,000	12.88	$0.100	$-
3,000,000	15.00	0.800	(2,100,000)
200,000	5.00	0.488	(77,500)
4,880,600	3.00	0.620	(2,537,912)
5,000,000	7.00	0.005	475,000
2,000,000	5.00	0.100	-
100,000	1.00	0.100	-
325,374	3.00	0.100	(169,194)

519,405,974	13.09	$0.108	$(4,409,606)

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on January 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on January 31, 2009.  This amount changes based on the fair market value of the Company’s stock.

The information with respect to stock options vested at January 31, 2009 is as follows:

Options Vested
	Weighted average
Number	Remaining	Weighted average	Aggregate Intrinsic
Outstanding	Contractual Term	exercise price	Value

499,500,000	12.98	$0.100	$-
2,000,000	15.00	0.800	(1,400,000)
200,000	5.00	0.488	(77,500)
4,880,600	3.00	0.620	(2,537,912)
5,000,000	7.00	0.005	475,000
100,000	1.00	0.100	-
325,374	3.00	0.100	(169,194)

512,005,974	12.80	$0.107	$(3,709,606)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The Company does not expect SFAS 163 to have a material impact on its consolidated financial statements.

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

NOTE R – SUBSEQUENT EVENTS

In February, 2009, the Company’s President canceled 4,495,000 shares of his outstanding common stock to offset the dilution to the Company’s common stock shares in relation to the issuance of the shares to the employees of EPIR Technologies, Inc. (see Note G).

In February, 2009, the Company entered into a ten year basic order agreement with a company. The Company will act as a supplier of various products. The buyer will purchase from the Company sufficient amounts of products to maintain inventories at levels adequate to properly service its customers. Various regulatory approvals are required before products can be shipped.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the six months and three months ended January 31, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s Edgar database, including the 10-K filed for the year ending July 31, 2008 and the 10-Q for the period ending October 31, 2008. This commentary provides an update of the milestone information in those documents. Since we filed those reports, we have accomplished the following:

•
We have shipped the majority of our first order of our new roadway and walkway lights for the Town of Fairview Texas, which we believe will open a significant market for the company.  In addition, we have we have a second order for Fairview Fire House that will be completed and shipped in March or early April. This order is significantly smaller. These designs optimize the LEDs by directing the light and creating the desired light pattern to meet IES street-lighting compliance standards, while simultaneously reduce the cost of energy.  These LED lights will be demonstrated, as a case study, to a group of engineers attending the IES Street Lighting Conference on March 19, 2009.  With the addition of these lights to our portfolio (which also includes the Beacon decorative post top lights), we should soon be a leader in the decorative street lighting market.

•
We have completed our design work on LED Cobra Head streetlights, including a retrofit, we have issued preliminary cut sheets and pricing to begin sales. They will be be retrofit-ready for fixtures that are currently installed throughout the country. Cobra heads are America’s most common street light, and currently use a sodium halide technology. This project was delayed because the aiming and placement of the LEDs is more difficult in this product due to the height of the light and the light spread that is required in this application. We believe our LED technology will represent a technological breakthrough resulting in energy and cost savings in comparison to products currently available on the market..

•	The LED parking garage light has begun the prototyping process and should be ready for testing and then distribution through Hubbell Lighting, one of our major customers.

•
Our first 16.8-Watt power supply has been approved by UL and is in production. Subsequent designs will have an external variable adjustment control feature that will make it unique in the marketplace.  The second power supply will be 25 Watts, which should be ready to go to UL within the next 30 days hopefully. The 68 Watt Power Supply will follow shortly afterward. The 130- Watt and 255-Watt will finish out the family of the power supplies. If our power supplies are more efficient than those currently on the market and the cost is the same or lower, the power supplies should be very marketable to major lighting companies such as Hubbell Lighting, Howard, Precision, Beacon, etc. We are also working with a Tampa-based power supply company who may be a very good channel for our supplies. Our line of power supplies is being designed to take into account LED applications is another feature that should make them unique.  Patent applications have been filed on the variable feature in the power supplies.

•
We have applied to have our products included in the U.S. Government’s General Services Administration (GSA) catalog. Once this is completed and our price list is finalized and accepted by GSA, this price list becomes our federal price list and can be used to sell our products to government entities, opening a new distribution channel previously unavailable to us.

•
Our Canopy light design has been completed and we have initiated the prototype process. With a few weeks, we should be in production.  We are striving for a low-cost product that meets outdoor requirements.

•
We have completed the design for a garden light for a customer and are obtaining pricing on a prototype.  The projected sales through this one customer are 2000 units per month, but there are various other sales channels for this product that we will begin to pursue as well.  It is intended to be a low-cost, LED landscape light.

•
We have executed a letter of agreement with the Department of Energy of the government of the Dominican Republic to construct a 20 megawatt solar concentrator photovoltaic facility in Santo Domingo, Dominican Republic, subject to various terms and conditions.  A comprehensive formal agreement is currently being created that sets forth the obligations, terms and conditions specific to any and all aspects of the solar concentrator photovoltaic facility.  The company expects to sign the formal agreement during on or before the end of April 2009, but until said formal agreement is executed by the Company and the Department of Energy of the Dominican Republic, the Company cannot guarantee any aspects of the transaction.

•
We have obtained a distribution contract with Rayovac, for our emergency lighting product, Impulse™, which is a patented, simple to install, LED switch plate that detects when the power goes out and activates an emergency battery-powered LED light.  Rayovac has exclusive global rights to market the product provided they generate sufficient volume to warrant exclusivity.

•
We are beginning to develop retrofit products that convert traditional lighting to LED Lighting.  The retrofit kit approach makes it much easier to convert to LEDs. We have submitted patents on our retrofit kit concept.

•	We have obtained contracts for our infrared products research division and signed an with a South Korea company during the calendar year 2009.

•
We partnered with a major international lighting firm for an energy savings proposal for the City of Sarasota, Florida. Our partner will act as the ESCO (Energy Savings Company) Provider, with EvoLucia in partnership with Beacon Products providing the lighting component of the energy savings proposal. ESCO Providers offer an arrangement to the customer whereby they certify the cost savings, provide upfront financing, and are paid from the savings. We plan to use this technique to help sell more product to the current markets.

•
The Company now has its first interior light available for sale – a track light it has private-labeled from a Chinese supplier. The light features energy savings and long life, which we have installed in our company’s lobby.

•	We estimate that our installed base of products has prevented 500 tons of carbon dioxide from entering the earth’s atmosphere to date.

We continue to face challenges, particularly as follows:

•
We find that the initial orders have delays and issues requiring further attention. Also, our business has rapidly changing prices due to technology changes that effect pricing decisions.  While our new LED products could be very profitable in the long run, the development and tooling cost need to be recovered through the initial sales.

•
Like all companies, we face challenges related to economic issues worldwide. These affect quantities bought, upfront prices customers are willing to pay, and general attitudes regarding risk, as well as ability to raise capital, which is still crucial to implementation of our overall business plan.  Presently, we have several Volume Purchase Orders where the quantity ordered is far less to date than originally projected. For one of our product families we spent more on product upgrades than we sold. While many of our lights are upgrades of existing lights on the market, where customers can more clearly evaluate long-term benefits when making decisions regarding purchases, completely new products such as Impulse have even greater risks.

•
Our infrared research products are associated with the military, and with the change in administration, military spending and underlying needs may be revised, and contract profit margins may not ultimately be as high with this type of work as we originally planned. In time we look to develop more profitable product lines arising from this work in addition to the solar applications of infrared, but this is currently in the planning stage.

•
We have entered into an agreement with Rayovac for exclusive global marketing rights for our LED Switch plate product, Spectrum Brands, their parent company, recently filed Chapter 11 so adequate protections must be put in place to ensure full payment for any product that is shipped to this customer.  We have been assured by Rayovac that they are still a financially viable company and that our agreement will move forward.

Our lighting customers at this point tend to be original equipment manufacturers and system integration providers who demand reliable LED lighting solutions. Since the inception of the LED Lighting Division, EvoLucia, the emphasis for our engineers has been to design the LED System rather than parts of the system that do not necessarily perform optimally as a whole.  As we emerge from the development stage, we are aligning ourselves with partners in the solid-state lighting division who can be instrumental in the development of significant sales channels for the products we will be releasing in 2009. In the near future, we hope to develop more of our own sales and marketing group, but at this stage of the lighting division, it is most cost effective to use already established sales channels to promote our solid state lighting products.

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

Because we have only recently begun substantial operations but have incurred costs in the areas above, for the quarter ending and six months January 31, 2009, the Company has had a net loss as measured by generally accepted accounting principles of $(3,483,433) and $(6,395,450).

Many of the costs we have incurred in both the quarter ending January 31, 2009 and 2008 were initial costs such as upfront inducements through stock to secure services we believe we will need, market studies, core design work and other similar costs.

Results of Operations

Quarter ended January 31, 2009 compared to Quarter ended January 31, 2008

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ending January 31, 2009 and January 31, 2008.

	January 31, 2009	January 31, 2008
	Amount	Amount
Sales	$280,089
Cost of Sales	$87,164
Gross Profit	$192,925)
Selling, General & Administrative Expenses	$3,156,920	$1,083,791
Research and Development Expenses	$522,842	$2,271,875
Total Operating Costs and Expenses	$3,679,762	$3,355,666
Operating Loss	$(3,486,837)	$(3,355,666)

Interest Income	$3,404	$20,509

Net Loss	$(3,483,433)	$(3,335,157)

Revenues and Cost of Sales

For the quarter ending January 31, 2009, we sold 1,754 utility lights, 1 canopy light, 4 decorative street lights and 545 power supplies and 82 poles at an average price of $112.50 with an average cost of $35.02.

Our two largest customers, Beacon Products, LLC and Precision-Lighting, Inc. (who are owned by the same parent company) represented 13% and 56% of our sales, respectively. We did not have any sales in the quarter ending January 31, 2008.

Expenses

Selling, General and Administrative Expenses

The components of this category for the quarters ended January 31 in each of the respective years are discussed in the table and notes below:

			Increase
			(Decrease)
	2009	2008	%

Selling, General and Administrative	3,156,920	1,083,791	191%

Depreciation and Administration	22,750	10,481	117%

Product Development – including engineering salaries	685,586	316,431	116%

General & Administrative	81,873	271,672	-231%

Noncash Salaries and Consulting (3)	2,180,615	417,271	423%

Sales & Marketing	186,096	71,486	160%

Headcount:

Employees	15	10	50%

Consultants	15	14	7%

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing, and currently represents among the most crucial expenditures of the company. Product development costs by product family for the quarter ending January 31, 2009, including salaries, is as follows:

• Power Supplies	$58,772
• Fairview	$119,492
• Canopy	$67,807
• Decorative Streetlight	$62,902
• Cobra head	$55,189
• Garage Light	$82,296
• Switch plate	$185,901
• Utility Light	$53,227

For the quarter ending January 31, 2009 we expanded our entire product development effort on decorative streetlights.

Marketing and Non-cash Salaries and Costs

The completion of new products has necessitated marketing expenses. For the quarter and six months ending January 31, 2009, we spent $186,996 on marketing which went to consultants to develop a professional marketing plan, represent the company’s products, salaries, art design, and Web site, to assist in arrangements with large-scale partners. The nature of the equity compensation payment was generally upfront compensation. Payment in the form of equity compensation, when made by startups, does encourage further service to create value in the stock. We incurred approximately $900,000 of cost in stock options with Akaoni Management and $850,000 of cost with Fernando Cuza, $400,000 of stock options with Ken Juster for consulting on infrared and other technologies, all related to marketing.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the quarter ending January 31, 2009, we spent $ 81,873, and in the quarter ending January 31, 2008, we spent $271,672.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University which most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $522,842 and $2,254,096 for the quarters ending January 31, 2009 and 2008, respectively. We expense our research and development costs as incurred. Research and Development included $500,000 and $1,500,000 expended with EPIR and $200,000 and $-0- expended with Dongguk University for the quarters ending ended January 31, 2009 and 2008, respectively. For the quarters ending January 31, 2009, we incurred $90,674 in non-cash consulting costs related to Zinc Oxide LED research.

Other Income and Expenses

Interest income for the quarter reduced from $20,509 to $3,404  the during the quarter ending January 31, 2009, as compared to January 31, 2008 due to a reduction interest rates we were able to obtain from savings as part of the general economic slowdown in effect during the quarter and a reduction in cash balances.

Results of operations for the Six Months Ending January 31, 2009 and 2008

Revenues and Cost of Sales

For the six months ended January 31, 2009, we sold 4,286 utility lights, 35 canopy lights, 533 decorative street lights, 2,648 power supplies and 82 light poles, at an average price of $77.68 with an average cost of $53. Our two largest customers, Beacon Products, LLC and Precision Lighting, Inc. (who are owned by the same parent company), represented 31% and 27% of our sales, respectively. We did not have any sales of lights in the six months ended January 31, 2008.

Selling General and Administrative Expenses

The component of this category for the six months ended January 31 in each of the respective years are discussed in the table below:

	2009	2008
Sales & General Administration	$4,355,356	$1,896,109
Depreciation & Amortization	33,231	20,962
Product Development	780,875	816,787
General & Administration	324,996	514,795
Non-cash Salaries & Consulting	2,973,287	399,142
Sales & Marketing	242,967	144,423

Product Development Costs by product family, including salaries, are as follows for the six months ended January 31, 2009:

Product Development
• Power Supplies	66,534
• Fairview	148,624
• Canopy light	75,957
• Decorative Streetlight	71,127
• Cobra head	65,413
• Garage light	82,513
• Switch plate	210,451
• Utilities	60,257

For a discussion of the status of these projects, please refer to the introduction of Management’s discussion and analysis.

For the six months ended January 31, 2008, we expended our entire product development effort on the development of decorative streetlights.

Marketing and Noncash salaries and Consulting

For the six months ending January 31, 2009 we spent $242,967 on marketing and approximately $3,000,000 on noncash consulting in the form of equity payments to: $900,000 with Akoni Management, LLC, 400,000 with The Abraham Group, $850,000 with Fernando Cuza, and $800,000 with Ken Juster, all of which were in the marketing area. For the six months ending January 31, 2008, we spent $144,423 on marketing and approximately $400,000 on noncash salaries and consulting, of which went to employees and consultants as part of our initial contracts with significant equity inducements to attract qualified help.

General and Administrative

For the six months ending January 31, 2009, we spent $324,996 on General and Administrative as opposed to $574,795 for the six months ending January 31, 2008. This difference was due in substance to equity payments paid to administrative personnel for the six months ended January 31, 2009.

Research and Development Expenses

Research and Development Expenses were $2,254,096 for the six months ended January 31, 2009 as opposed to $3,871,277 for the six months ended January 31, 2008. These amounts included $2,000,000 and $2,700,000 paid to EPIR Technologies, Inc. and $-0- and $200,000 spent with Dongguk University on South Korea along with equity payments to researchers, for the six months ended January 31, 2009 and 2008, respectively. Although the research Dongguk University has not proceeded to a product that can be commercialized, we have signed a letter of intent for a 20 megawatt solar facility in the Dominican Republic and have now signed a $33 million, ten year contract with a South Korea enterprises for the infrared technology EPIR has developed.

Other Income and Expenses

Interest income has reduced from $25,957 for the six months ended January 31, 2009, to $52,853 for the six months ended January 31, 2008, both as a result of lower interest rates and lower cash balances being maintained.

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

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

• an obligation under a guarantee contract, although we do have obligations under certain sales arrangementsincluding purchase obligations to vendors
• a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that servesas credit, liquidity or market risk support to such entity for such assets,
• any obligation, including a contingent obligation, under a contract that would be accounted for as aderivative instrument, or
• any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that isheld by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, orengages in leasing, hedging or research  and development services with us.

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

For the Six Month Period Ending January 31, 2009
	2009	2008
Cash flows used in Operations	$4,306,389	$4,519,170

Capital Expenditures	$32,941	$69,069

Equity Raised	$1,214,028	$5,385,262

Cash at end of period	$2,857,477	$4,254,752

We currently lease an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility is under a three year and one month term through October 31, 2009. The lease requires monthly rent of approximately $3,738.90 plus annual increases of 3% that go into effect on November 1 of each subsequent year. The building consists of approximately 5,316 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small-scale commercialization of our products. However, we do not believe our facility would be adequate to handle more than 25 employees.

Our staffing has risen to 15 employees and 15 consultants; we are beginning to seek other professionals in the lighting industry to join our company.  A sales and marketing manager who can build a sales force was our newest strategic hire, plus administrative help for our sales department. As the sales volume increases, we will also be adding administrative staff to assist with customer service duties, purchasing, billing and overall accounting.  We will continue to work with the consultant model whenever possible in order to minimize the office space that is needed and the cost for ancillary benefits for full-time employees of the company.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of March 11, 2009, we had $2,004,556 in cash and cash equivalents. We had receivables of $324,782 and inventory of $397,408 and our current liabilities were $1,764,011 as of January 31, 2009, although almost 80% of the liabilities are convertible into common stock. At present levels we incur overhead of $300,000 per month in cash before our research commitments.

Since we outsource our manufacturing, we are not a capital intensive operation.

We raised $1,214,028 for the six months ending January 31, 2009 and raised $5,385,262 for the six months ending January 31, 2008. We believe this decline reflects the downturn in the economy.

Cash Requirements

Over the next twelve months, we presently anticipate spending approximately $3.6 million on operations, $3.2 million on research and development and $100,000 on capital equipment. To date, we have unfulfilled purchase orders from customers totaling $4 million. In turn, we have open purchase orders to suppliers for $2.4 million to fulfill the orders we have received (we expect to issue additional orders for additional parts and labor that are estimated to $600,000). Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

Going Concern

With our present cash and cash equivalents, management expects to be able to continue some of our operations for at least the next twelve months. However, we have suffered losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings noted above. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We cannot ensure that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

“Management's Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and litigation.

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

Recent Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer (the “Officers”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Officers concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and our disclosure controls and procedures are also not effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.  The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s Risk Factors since our 10-k filed July 31, 2008 other than the update presented in “Management’s Discussion and Analysis and Plan of Operation”.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August to December 2008, we issued 12,305,274 shares in a private offering at $.10 per share for an aggregate amount of $1,214,028, net of offering costs.

On October 1, 2008, we issued 187,500 shares of stock at $.65 per share for services.  We also issued 176,713 shares valued at $1.50 per share in settlement of obligations due as of July 31, 2008.

On October 1, 2008, we issued 500,000 stock options with an exercise price of $.10 for services, and 200,000 stock options with an exercise price of $.4875.

On October 10, 2008 we issued 800,000 stock options with an exercise price of $.10 for services rendered. On November 13, 2008, we issued an additional 3,000,000 options to the same party, under the same terms and conditions.

Effective January 1, 2009 we issued 162,687 stock options with an exercise price of $.62 to a new engineer we hired and 162,687 stock options with an exercised of $.62 to our new director of sales.

Effective January 31, 2009, we issued 5,000,000 stock options with an exercise price of $.005 per share, and 2,000,000 options with an exercise price of $.10 to consultants.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

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
(8) Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 15, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors	March 16, 2009
Carl L. Smith, III

/s/ Matthew Veal
Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	March 16, 2009