Form 10-Q
period 2009-04-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2009-06-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of June 12, 2009 was 537,213,451.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Part I FINANCIAL INFORMATION

Item 1: Financial Statements

SUNOVIA ENERGY TECHNOLOGIES, INC.

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

SUNOVIA ENERGY TECHNOLOGIES, INC.
UCONTENTSU

UPAGEU
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS	6

CONSOLIDATED STATEMENTS OF OPERATIONS	7

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	8-9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12-33

June 15, 2009

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc., as of April 30, 2009 and the related consolidated statements of operations for the three and nine months ended April 30, 2009 and 2008 and the related consolidated statements of cash flows for the nine months ended April 30, 2009 and 2008 and the related consolidated statement of changes in stockholders’ equity for the nine months ended April 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced losses of $12,247,241 and $18,056,820 for the nine months ended April 30, 2009 and 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bobbit, Pittenger & Company, P.A

Bobbit, Pittenger & Company, P.A

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$788,343	$5,982,779
Accounts receivable	300,167	40,299
Prepaid expenses	66,011	28,801
Inventory	432,232	351,265

TOTAL CURRENT ASSETS	1,586,753	6,403,144

Furniture and equipment, net	193,173	210,615
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	86,028	53,988

TOTAL ASSETS	$5,646,339	$10,448,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$260,887	$364,801
Accrued expenses	116,082	177,600
Noncash compensation payable	1,104,806	1,503,374
Common stock redemption	650,000	650,000

TOTAL CURRENT LIABILITIES	2,131,775	2,695,775

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 537,213,451 and 524,543,964 at April 30, 2009 and July 31, 2008, respectively, issued and outstanding	537,213	524,544
Additional paid-in capital	56,017,546	48,020,767
Retained deficit	(53,040,195)	(40,792,954)

TOTAL STOCKHOLDERS' EQUITY	3,514,564	7,752,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,646,339	$10,448,132

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2009	April 30, 2009	April 30, 2008	April 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$295,223	$886,135	$5,600	$5,600

Cost of sales	205,728	608,595	-	-

Gross margin	89,495	277,540	5,600	5,600

Expenses:
Selling, general and administrative	2,063,325	6,418,681	10,325,796	12,221,905
Research and development	3,885,774	6,139,870	2,033,127	5,904,404
Total expenses	5,949,099	12,558,551	12,358,923	18,126,309

Operating loss	(5,859,604)	(12,281,011)	(12,353,323)	(18,120,709)

Other income:
Interest	7,813	33,770	11,036	63,889
Total other income	7,813	33,770	11,036	63,889

Loss before income tax benefit	(5,851,791)	(12,247,241)	(12,342,287)	(18,056,820)

Income tax benefit	-	-	-	-

Net loss	$(5,851,791)	$(12,247,241)	$(12,342,287)	$(18,056,820)

Loss per share:

Basic	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of common
shares outstanding:

Basic	537,213,451	533,265,466	435,875,023	324,970,372
Diluted	537,213,451	533,265,466	435,875,023	324,970,372

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Stock issued for services
and compensation
($1.15 per share)	9,082,500	9,082	10,435,792	-	10,444,874

Net loss	-	-	-	(34,836,961)	(34,836,961)

Balance, July 31, 2008	524,543,964	524,544	48,020,767	(40,792,954)	7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	12,305,274	12,305	1,201,723	-	1,214,028

Stock options and warrants
granted for services	-	-	6,408,560	-	6,408,560

Stock issued for services and
compensation ($0.62-$1.15 per	364,213	364	386,496	-	386,860
share)
Net loss	-	-	-	(12,247,241)	(12,247,241)

Balance, April 30, 2009	537,213,451	$537,213	$56,017,546	(53,040,195)	$3,514,564

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2009	April 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,247,241)	$(18,056,820)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	50,383	31,924
Stock issued and stock options issued for services and compensation	6,795,420	11,580,701
Changes in operating assets and liabilities:
Accounts receivable	(259,868)	(5,600)
Prepaid expenses	(37,210)	(9,878)
Inventory	(80,967)	(58,793)
Other assets	(32,040)	-
Accounts payable	(103,914)	(579,765)
Accrued expenses	(61,518)	-
Noncash compensation payable	(398,568)	-
NET CASH USED BY OPERATING ACTIVITIES	(6,375,523)	(7,098,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(32,941)	(108,936)
NET CASH USED BY INVESTING ACTIVITIES	(32,941)	(108,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contributed by private placement	1,214,028	6,612,129
Common stock redemption	-	(222,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,214,028	6,389,629

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,194,436)	(817,538)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,982,779	3,457,729

CASH AND CASH EQUIVALENTS, END OF PERIOD	$788,343	$2,640,191

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES:
Stock and stock options issued for services and compensation	$6,795,420	$11,580,701

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2009	April 30, 2008
	(Unaudited)	(Unaudited)

NONCASH OPERATING AND FINANCING ACTIVITIES (CONTINUED):

Treasury stock redeemed included in payables	$-	$3,765,816

Reissuance of previously redeemed stock	$-	$2,768,307

Shares issued for equity investment in EPIR Technologies	$-	$3,780,385

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the nine months ended April 30, 2009 and 2008 the Company has experienced losses of $12,247,241 and $18,056,820.  To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At April 30, 2009, the Company had an uninsured cash balance of approximately $329,000.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. Management deems all accounts receivable at April 30, 2009 collectible, accordingly, no allowance for doubtful accounts is required.  Management has not charged interest on accounts receivable as of April 30, 2009.  At April 30, 2009, approximately 72% of accounts receivable are due from two customers that have a common ownership.

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had no intangible assets as of April 30, 2009 and 2008.

Research and Development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, Research and Development ("R&D") expenses are charged to operations when incurred.  R&D is performed internally, and the Company does not perform R&D for other entities.  The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the nine months ended April 30, 2009 and 2008 totaled $13,689 and $21,297, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of April 30, 2009 and 2008, there were no loss contingencies expected.

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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the nine months ended April 30, 2009 and 2008.

At April 30, 2009, the Company had a net operating loss carryforward of approximately $53,040,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the nine months ended April 30, 2009 and 2008, before the valuation allowance was applied, totaled approximately $4,594,000 and $6,771,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at April 30, 2009 and 2008 as the effect is antidilutive was 544,405,974 and 525,100,000.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the nine months ended April 30, 2009 and 2008.

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

Patent Costs

The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.  Costs capitalized in association with patents totaled $47,008 at April 30, 2009.  Patent costs are included in other assets on the balance sheet.

Reclassifications

Certain amounts for the periods ended April 30, 2008 have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended April 30, 2009.  These reclassifications had no effect on net loss as previously reported.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer and largest stockholder.  As compensation under this agreement, the Company has granted Sparx, Inc. a royalty of 4.9% of gross revenues. The Company has not paid or accrued any royalties to date per an agreement with the Chief Executive Officer.

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

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of April 30, 2009 and July 31, 2008 is as follows:

	2009	2008
Deferred tax asset
Net operating loss carryforward	$19,890,000	$15,299,000

Valuation allowance	(19,890,000)	(15,299,000)

Net deferred tax asset	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE C - INCOME TAXES (CONTINUED)

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2009	April 30, 2008
Federal income (tax) benefit
at statutory rate	$3,920,000	$5,778,000
State (taxes) benefit	674,000	993,000
Valuation allowance	(4,594,000)	(6,771,000)

(Provision) benefit for income taxes	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At April 30, 2009 and July 31, 2008 furniture and equipment consisted of the following:

	April 30, 2009	July 31, 2008

Computer equipment	$249,524	$221,540
Furniture and fixtures	34,307	29,350
Leasehold improvements	36,730	36,730
	320,561	287,620
Less: accumulated depreciation	(127,388)	(77,005)

Furniture and equipment	$193,173	$210,615

Total depreciation expense for the nine months ended April 30, 2009 and 2008 was $50,383 and $31,924, respectively.

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

Effective November 27, 2007 the Company declared a 1 for 4 reverse stock split of the Company’s common stock.  The reverse stock split resulted in a decrease of shares outstanding of 175,455,294 shares.  The par value of the shares was changed on the same date to $.001 per share.

In November 2007, the Company exchanged 7,350,000 shares of Acadia Resources, Inc. common stock (See Note A) for the same number of shares in the Company.

On December 4, 2007, the Company declared a 4.5 for 1 forward stock split of the Company’s common stock, effective to stockholders of record on December 11, 2007.  The stock split resulted in an additional 230,422,843 shares of the Company’s common stock being issued.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE E - STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the nine months ended April 30, 2009 and 2008 totaled $51,908 and $49,876, respectively.  Future minimum rental payments are as follows:

Through July 31, 2009	$11,220
Through October 31, 2009	11,220
$22,440

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

The Company has entered into a research, development and supply agreement (“the Agreement”) with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development partnership for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI materials.  The II-VI materials are uniquely combined to form the semiconductors that are used in solar PV technologies.  The partnership also provides for the commercialization of advanced light detection technologies that form a foundation for accelerating advanced PV development that is aimed at reducing the overall cost of energy from a solar PV System.  The Company and EPIR are developing a solar PV encapsulate that eliminates the need for glass encapsulates that are prevalent in today’s market.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

The carrying value of the investment in EPIR is $3,780,385. The fair value is believed to approximate $4,000,000 as of April 30, 2009. The fair value is based on estimates using pricing models that take into account the earning capacity of EPIR as of the balance sheet date. The computation of the fair value was performed by the Company.

Payments as shown on the following schedule through June 1, 2009 have been made by the Company.

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
$ 23,700,000

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of April 15, 2009, the Company has made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $6,700,000.  All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerates the Company’s payment of the June 1, 2009 scheduled payment and (ii) allows the Company to issue and deliver to EPIR warrants for the purchase of the Company’s stock (see Note O). Therefore in consideration of the mutual covenants and other valuable consideration, the Company and EPIR (“the Parties”) agree as follows:

The Company’s Obligations: In exchange for, and as an integral part of, EPIR’s entering into the Amendment, the Company shall deliver, or cause to be delivered, to EPIR, for no cash or other consideration (except as set forth herein):

a.	The June 1, 2009 scheduled payment of $1,000,000 within 72 hours of the Parties’ execution of the Amendment by wire transfer of immediately available funds to a bank designated by EPIR and

b.	Issuance to EPIR of a warrant (the “Warrant”) to purchase 25,000,000 shares of the Company’s common stock at an exercise price equal to $0.10 per share

Immediately upon the date in which EPIR receives the accelerated payment, the Company, in its sole discretion, shall, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE H – SEGMENT INFORMATION (CONTINUED)

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

Consolidated Operations by Business Segment For the nine months ended April 30, 2009

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$886,135	$-

Operating loss	$(6,029,171)	$(5,824,394)	$(427,446)

Interest income	$-	$-	$33,770

Depreciation and amortization	$-	$-	$50,383

Assets	$3,780,385	$989,651	$876,303

For the nine months ended April 30, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$-	$-

Operating loss	$(11,290,231)	$(5,565,563)	$(1,264,915)

Interest income	$-	$-	$63,889

Depreciation and amortization	$-	$-	$(31,924)

Assets	$2,732,537	$15,104	$4,115,660

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the nine months ended April 30, 2009 and 2008 was approximately $15,900 and $12,500, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the nine months ended April 30, 2009 and 2008, include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

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

In February, 2008, an entity which the Company has agreed to finance, entered into a research and development agreement with an educational institution in exchange for certain patent rights. The educational institution will perform research and development services and assign intellectual property created during the course of those services to the entity, who in turn will assign such rights to the Company.  During the nine months ended April 30, 2009, the Company paid $200,000 to the educational institution. The Company paid $625,000 to the educational institution during the year ended July 31, 2008.  If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

On June 30, 2008, The Company issued 8,990,000 shares, valued at $10,338,500 or $1.15 per share to employees of EPIR technologies inc. as compensation. The Company’s Chief Executive Officer and Business Development Representative have agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock (see Note G).

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization will provide assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other personnel matters. In consideration for services rendered, the Company will pay the organization a monthly retainer amount of $10,000. Upon closing of additional financing which is expected to be during the first quarter of 2009, the monthly retainer will be increased to $25,000. The agreement requires the Company to issue the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of 2010. The Company issued the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 500,000 shares of common stock. The equivalent options were then issued to the organization. The 700,000 options vested during the nine months ended April 30, 2009. (see Note O)

In October 2008, the Company entered into a one year consulting agreement with a consulting company. This agreement was revised in November 2008. The consulting company will (i) assist with the development of advertising and marketing programs and materials, (ii) review and make any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assist with key executive searches and offer executive qualification evaluations,  (iv) consult biweekly with the President and/or CEO of the Company, (v) attend select meetings with the President and/or CEO of the Company, and (vi) assist with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company will pay the consulting company a fee of $15,000 per month. These payments have been suspended subsequent to April 30, 2009. During the nine months ended April 30, 2009, the consulting company received stock options consisting of 1,900,000 shares of common stock of the Company. The consulting company received an option for an additional 1,900,000 shares of common stock of the Company in March 2009.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In March 2009, the Company entered into a three year consulting agreement with an individual. The individual will render engineering services in accordance with generally accepted and currently recognized engineering practices, procedures, and principles. In consideration for services rendered, the individual will receive $100,000 per year as well as a bonus of 5% of any governmental grants or investment capital that is procured through the direct efforts of the individual.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $6,396,852 and $4,775,121 for the nine months ended April 30, 2009 and 2008, respectively. For the nine months ended April 30, 2009 consulting expenses paid or accrued for payment in common stock or common stock options, totaled $6,396,852.  For the nine months ended April 30, 2008, salary, consulting and research and development expenses paid or accrued for payment in common stock, totaled $2,215,204, $1,959,917, and $600,000, respectively.

NOTE O – STOCK OPTION PLANS

The Company granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option agreement provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the agreement, the option exercise price equals $.10, which was the stock's market price on the date of grant.  In December, 2007, the Chief Executive Officer then transferred the options to Craca Properties, LLC, which he had become 100% owner of. In October, 2008, the CEO agreed to cancel the equivalent of .7% of his common stock options covering 3,500,000 shares. The equivalent options were then issued to two consultants of the Company (See Note M). 1,500,000 vested in October 2008, 1,000,000 will vest on July 16, 2009, and the remaining 1,000,000 will vest on July 16, 2010.

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

The fair values of the December 6, 2007 and the March 17, 2008 options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected lives of 2-7 years.  No dividends were assumed in the calculations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE O – STOCK OPTION PLANS (CONTINUED)

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

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at April 30, 2009.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10.  The options vest over a period of three years, with 500,000 options vesting during the year ended July 31, 2008.  500,000 additional options vested during the nine months ended April 30, 2009. The consulting expense related to these vested options totaled $690,644.  Unrecognized consulting costs of $3,150,551 related to unvested options will be recognized over the vesting period.

The fair values of the May 1, 2008 and June 6, 2008 options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 3 years.  No dividends were assumed in the calculations.

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

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note O). The equivalent options will be issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares will vest on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense related to these options totaled $1,400,000. The unrecognized compensation cost associated with these options is $1,000,000.

On November 13, 2008, options for 3,800,000 shares, exercisable at $.10, were granted to a consultant. The options vested during the nine months ended April 30, 2009. The consulting expense related to these options totaled $1,919,054.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE O – STOCK OPTION PLANS (CONTINUED)

The fair values of the October 1, 2008 options for 200,000 shares and the November 13, 2008 options for 1,900,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

The fair values of the October 1, 2008 and October 28, 2008 options for 500,000 and 1,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 15 years.  No dividends were assumed in the calculations.

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

On January 27, 2009, options for 1,900,000 shares were granted to a consultant to the Company for services, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. Options for 100,000 shares were also issued to two individuals that work for this consultant, exercisable at a price of $.10. The consulting expense related to these options totaled $14,572.  The unrecognized compensation expense associated with these options is $160,365.

The fair value of the December 31, 2008 options for 100,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

The fair value of the January 1, 2009 options for 5,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 7 years.  No dividends were assumed in the calculations.

The fair value of the January 1, 2009 options for 162,687 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 3 years.  No dividends were assumed in the calculations.

The fair value of the January 27, 2009 options for a total of 2,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE O – STOCK OPTION PLANS (CONTINUED)

On April 15, 2009, warrants for 25,000,000 shares were granted to EPIR for research, exercisable at a price of $.10 (see Note G). The research expense related to these warrants totaled $2,305,131.

The fair value of the April 15, 2009 warrants for 25,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 2.82%, expected volatility of 130% and expected life of 7 years.  No dividends were assumed in the calculations.

A summary of the Company’s stock option activity is as follows for the nine months ended April 30, 2009 and for the year ended July 31, 2008.

	April 30, 2009		July 31, 2008

		Weighted average		Weighted average
	Options	exercise price	Options	exercise price
Options outstanding at
beginning of year	507,980,600	$0.100	500,000,000	$0.100
Options granted	39,925,374	0.081	32,980,600	0.100
Options cancelled	(3,500,000)	0.100
Options exercised			(25,000,000)	0.005

	544,405,974	$0.108	507,980,600	$0.105

The information with respect to stock options outstanding at April 30, 2009 is as follows:

Options Outstanding
	Weighted average
Number	Remaining	Weighted average	Aggregate Intrinsic
Outstanding	Contractual Term	exercise price	Value

528,900,000	12.60	$0.100	$
3,000,000	15.00	0.800
200,000	5.00	0.488
4,880,600	3.00	0.620
5,000,000	7.00	0.005	375,000
2,000,000	5.00	0.100
100,000	1.00	0.100
325,374	3.00	0.100

544,405,974	12.80	$0.108	$375,000

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE O – STOCK OPTION PLANS (CONTINUED)

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on April 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on April 30, 2009.  This amount changes based on the fair market value of the Company’s stock.

The information with respect to stock options vested at April 30, 2009 is as follows:

Options Vested
	Weighted average
Number	Remaining	Weighted average	Aggregate Intrinsic
Outstanding	Contractual Term	exercise price	Value

527,066,600	12.64	$0.100
1,000,000	15.00	0.800
200,000	5.00	0.488
4,880,600	3.00	0.620
5,000,000	7.00	0.005	375,000
100,000	1.00	0.100
325,374	3.00	0.620

538,572,574	12.49	$0.106	$375,000

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE P – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the nine months and three months ended April 30, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the Securities and Exchange Commission (“SEC”). Such reports and other information filed by the Company with the SEC are available on the Company’s website at sunoviaenergy. com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

RECENT DEVELOPMENTS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s EDGAR database, including the Annual Report on Form 10-K for the year ending July 31, 2008 and the Quarterly Report on Form 10-Q for the period ending January  31, 2009. For the quarter ended April 30, 2009, we have accomplished the following:

•
We have shipped the majority of our first order of our new roadway and walkway lights for the Town of Fairview Texas, which we believe will open a significant market for the Company.  In addition, we have we have a second order for Fairview Fire House that will be completed and shipped in March or early April. This order is significantly smaller, but resulted from the excitement over our lights being purchased by the Town of Fairview. These designs optimize the LEDs by directing the light and creating the desired light pattern to meet IES street-lighting compliance standards, while simultaneously reduce the cost of energy.  These LED lights will be demonstrated, as a case study, to a group of engineers attending the IES Street Lighting Conference on March 19, 2009.  With the addition of these lights to our portfolio (which also includes the Beacon decorative post top lights), we should soon be a leader in the decorative street lighting market.

•
We are completing the design work on LED Cobra Head streetlights, including a retrofit; we have issued preliminary cut sheets and pricing to begin pre-sales. They will be retrofit-ready for fixtures that are currently installed throughout the country. Cobra heads are America’s most common street light, and currently use a sodium halide technology. This project was delayed because the aiming and placement of the LEDs is more difficult in this product due to the height of the light and the light spread that is required in this application. We believe our LED technology will represent a technological breakthrough resulting in energy and cost savings in comparison to products currently available on the market.

•	The LED parking garage light has begun the prototyping and design for manufacturing process and should be ready for testing and distribution.

•
We have applied to have our products included in the U.S. Government’s General Services Administration (GSA) catalog. Once this is completed and our price list is finalized and accepted by GSA, this price list becomes our federal price list and can be used to sell our products to government entities, opening a new distribution channel previously unavailable to us.

•
Our Canopy light design has been completed and we have initiated the prototype process. With a few months, we should be in production.  We are striving for a low-cost product that meets less stringent outdoor requirements. We adopted a streamlined process for this project and plan to apply this technique to at least some other projects to build off the work that we have done on LED lights to date.

•
We have completed the design for a garden light for a customer and are obtaining pricing on a prototype.  The projected sales through this one customer are 2000 units per month, but there are various other sales channels for this product that we will begin to pursue as well.  It is intended to be a low-cost, LED landscape light.

•
We have executed a letter of agreement with the Department of Energy of the government of the Dominican Republic to construct a 20 megawatt solar concentrator photovoltaic facility in Santo Domingo, Dominican Republic, subject to various terms and conditions.  A comprehensive formal agreement is currently being created that sets forth the obligations, terms and conditions specific to any and all aspects of the solar concentrator photovoltaic facility.  The company expects to sign the formal agreement during on or before the end of 2009, but until said formal agreement is executed by the Company and the Department of Energy of the Dominican Republic, the Company cannot guarantee any aspects of the transaction.

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

•	We have obtained contracts for our infrared products research division and signed an agreement with a South Korea company during the calendar year 2009.

•
We partnered with a major international lighting firm for an energy savings proposal for the City of Sarasota, Florida. Our partner will act as the ESCO (Energy Savings Company) Provider, with EvoLucia in partnership with Beacon Products providing the lighting component of the energy savings proposal. ESCO Providers offer an arrangement to the customer whereby they certify the cost savings, provide upfront financing, and are paid from the savings. We plan to use this technique to help sell more products to the current markets.

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

•
Our first 16.8-Watt power supply has been approved by UL and is in production. However, the cost of development has proven to be greater than we could economically justify, and we have decided to use the products of other vendors. We may in the future resume this program, although presently we plan to outsource all activity in this area.

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

•
We entered into an agreement with Rayovac for exclusive global marketing rights for our LED Switchplate product, but they have recently filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This, combined with other difficulties in the project, particularly with respect to adequacy of the Intellectual property underlying the project and problems in the relationship with Direct One Source, our partner in the project, have resulted in its cancellation.

Our lighting customers at this point have been original equipment manufacturers and system integration providers who demand reliable LED lighting solutions, but we are selling more and more directly to the customer. Since the inception of the LED Lighting Division, EvoLucia, the emphasis for our engineers has been to design the LED System rather than parts of the system that do not necessarily perform optimally as a whole.  As we emerge from the development stage, we are aligning ourselves with partners in the solid-state lighting division who can be instrumental in the development of significant sales channels for the products we will be releasing in 2009. In the near future, we hope to develop more of our own sales and marketing group, but at this stage of the lighting division, it is most cost effective to use already established sales channels to promote our solid state lighting products.

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

Because we have only recently begun substantial operations but have incurred costs in the areas above, for the quarter ending and nine months April 30, 2009, the Company has had a net loss as measured by generally accepted accounting principles of $(5,851,791) and $(12,247,241).

Many of the costs we have incurred in both the quarter ending April 30, 2009 and 2008 were initial costs such as upfront inducements through stock to secure services we believe we will need, market studies, core design work and other similar costs.

Results of Operations

Quarter ended April 30, 2009 compared to Quarters ended April 30, 2008

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ending April 30, 2009 and April 30, 2008.

	April 30, 2009	April 30, 2008
	Amount	Amount
Sales	$295,223	$5,600
Cost of Sales	$205,728
Gross Profit	$89,495	$5,600
Selling, General & Administrative Expenses	$2,063,325	$10,325,796
Research and Development Expenses	$3,885,774	$2,033,127
Total Operating Costs and Expenses	$(5,949,099)	$12,358,923
Operating Loss	$(5,859,604)	$(12,353,323)

Interest Income	$7,813	$11,036

Net Loss	$(5,851,791)	$(12,342,287)

Revenues and Cost of Sales

For the quarter ending April 30, 2009, we sold 225 lights - 115 canopy lights, 7 retrofit kits for decorative street lights, 8 roadway lights, 16 utility lights, and 61 impulse lights and 18 poles at an average price of $1312.10 with an average cost of $914.35.

Our two largest customers, Beacon Products, LLC and Precision-Lighting, Inc. (who are owned by the same parent company) represented 33% and 12% of our sales, respectively. We did not have any sales of product in the quarter ending April 30, 2008 (our only revenue was $5,600 which was service revenue for consulting).

Expenses

Selling, General and Administrative Expenses

The components of this category for the quarters ended April 30 in each of the respective years are discussed in the table and notes below:

			Increase
			(Decrease)
	2009	2008	%
Selling, General and Administrative	2,063,325	10,325,796	-80%

Depreciation and Administration	17,152	10,962	56%

Product Development – including engineering salaries	343,332	67,860	406%

General & Administrative	102,550	476,718	-78%

Noncash Salaries and Consulting	1,478,217	9,659,618	-85%

Sales & Marketing	122,074	110,638	10%

Headcount:

Employees	15	10	50%

Consultants	15	14	7%

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing, and currently represents among the most crucial expenditures of the company. Product development costs by product family for the quarter ending April 30, 2009, including salaries, are as follows:
• Power Supplies                       $  66,956
• Fairview                                 $  18,462
• Canopy                                   $  54,315
• Decorative Streetlight              $  29,682
• Cobra head                             $  35,678
• Garage Light                           $  45,627
• Switch plate                            $  69,610
• Utility Light                             $  23,002

For the quarter ending April 30, 2009 we expanded our entire product development effort on decorative streetlights. We are expanding our product offerings in each of the product families listed above and can, in many instances, now add new types of products quickly using the development we have done so far. We (along with our entire industry) are do have some limitations in product development for larger size lights, but there exists a number of opportunities for the products we have or are building, particularly with respect to Governmental entities who have either by law, incentive, stimulus, energy savings and maintenance or for stand-alone economically justifiable reasons have begun the process of acquiring LED lighting for multiple uses.

Marketing and Non-cash Salaries and Costs

The completion of new products has necessitated marketing expenses. For the quarter ending April 30, 2009, we spent $122,074, an increase of 10% over the same period one year ago on sales and marketing which went to employees and  consultants to sell the Company’s products, purchase of lists of business Leads, develop professional marketing materials, represent the company’s products, salaries, art design, and Web site. The nature of the equity compensation payment was generally upfront compensation. Payment in the form of equity compensation, when made by startups, does encourage further service to create value in the stock. We incurred approximately $900,000 of cost in stock options with Akaoni Management for the second and final option in our arrangement, the principal services of which was lists of leads of potential customers which we are pursuing, $200,000 with Ken Juster as amortization of the amounts paid to him in the prior year for assistance with our exporting process and $50,000 of cost with Rick Kaufman for the completion of the Fairview Job (a condition of his contract with the Company.)

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the quarter ending April 30, 2009, we spent 80% less for the quarter ending April 30, 2008, principally due to reductions in personnel cost.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University which most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $3,885,774 and $2,033,127 for the quarters ending April 30, 2009 and 2008, respectively. We expense our research and development costs as incurred. Research and Development included $1,500,000 and $1,500,000 expended with EPIR and $200,000 and $-0- expended with Dongguk University for the quarters ending ended April 30, 2009 and 2008, respectively. For the quarters ending April 30, 2009, we incurred $2,305,131 in non-cash costs related to a modification of our agreement with EPIR Technologies. The modification allows us, in exchange for the issuance of 25,000,000 options, allows us to elect to pay future payments in the next two years due to EPIR Technologies in common stock (at 75% of the average bid price for the prior 20 days) instead of cash.

Other Income and Expenses

Interest income for the quarter reduced from $7,813 to $11,036  the during the quarter ending April 30, 2009, as compared to April 30, 2008 due to a reduction interest rates we were able to obtain from savings as part of the general economic slowdown in effect during the quarter and a reduction in cash balances.

Results of operations for the Nine months Ending April 30, 2009 and 2008

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated financial statements included herewith for the nine months ending April 30, 2009 and April 30, 2008.

	April 30, 2009	April 30, 2008
	Amount	Amount
Sales	$886,135	$5,600
Cost of Sales	$608,595
Gross Profit	$277,540	$5,600
Selling, General & Administrative Expenses	$6,418,681	$12,221,905
Research and Development Expenses	$6,139,870	$5,904,404
Total Operating Costs and Expenses	$12,558,551	$18,126,309
Operating Loss	$(12,281,011)	$(18,120,709)

Interest Income	$33,770	$63,889

Net Loss	$(12,247,241)	$(18,056,820)

Revenues and Cost of Sales

For the nine months ended April 30, 2009, we sold 4,302 utility lights, 150 canopy lights, 540 decorative street lights, 2,648 power supplies, 69 miscellaneous lights and 82 light poles, at an average price of $113.49 with an average cost of $77.95. Our two largest customers, Beacon Products, LLC and Precision Lighting, Inc. (who are owned by the same parent company), represented 29% and 42.5% of our sales, respectively. We did not have any sales of lights in the quarter ended April 30, 2008.

Expenses

Selling, General and Administrative Expenses

The components of this category for the nine months ended April 30 in each of the respective years are discussed in the table and notes below:

	2009	2008
Selling, General & Administrative	$6,418,681	$12,221,905
Depreciation & Amortization	50,383	31,924
Product Development	1,124,207	222,001
General & Administration	427,546	1,264,915
Non-cash Salaries & Consulting	4,451,504	10,410,201
Sales & Marketing	365,041	292,864

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing, and currently represents among the most crucial expenditures of the company. Product development costs by product family for the nine months ending April 30, 2009, including salaries, are as follows:

• Power Supplies	133,490
• Fairview	167,086
• Canopy light	130,272
• Decorative Streetlight	100,809
• Cobra head	101,092
• Garage light	128,137
• Switch plate	280,064
• Utilities	83,258

For a discussion of the status of these projects, please refer to the introduction of Management’s discussion and analysis.

For the nine months ended April 30, 2008, we expended our entire product development effort on the development of decorative streetlights.

Marketing and Noncash salaries and Consulting

For the nine months ending April 30, 2009 we spent $365,041 on marketing and approximately $4,000,000 on noncash consulting in the form of equity payments to: $1,800,000 with Akaoni Management, LLC, $400,000 The Abraham Group, $850,000 Fernando Cuza, and $800,000 Ken Juster, all of which were in the marketing area and $50,000 with Rick Kaufmann for lighting design. For the nine months ending April 30, 2008, we spent $292,864 on marketing and approximately $10,400,000 on noncash salaries and consulting, of which $6,200,000 went to Fernando Cuza for his sales efforts on our solar projects in the Dominican Republic and elsewhere and the reminder went to 25 employees and consultants as part of our initial contracts with significant equity inducements to attract qualified help.

General and Administrative

For the nine months ending April 30, 2009, we reduced spending in this area by 66% for the nine months ending April 30, 2008. This difference was due in substance to equity payments paid to administrative personnel for the nine months ended April 30, 2009.

Research and Development Expenses

Research and Development Expenses were $6,139,870 for the nine months ended April 30, 2009 as opposed to $5,904,404 for the nine months ended April 30, 2008. These amounts included $3,500,000 and $4,200,000 paid to EPIR Technologies, Inc. and $200,000 and $325,000 spent with Dongguk University on South Korea along with equity payments to researchers, for the nine months ended April 30, 2009 and 2008, respectively. Although the research Dongguk University has not proceeded to a product that can be commercialized, we have signed a letter of intent for a 20 megawatt solar facility in the Dominican Republic and have signed a $33 million, ten year contract with a South Korea for the infrared technology EPIR has developed, which is waiting for an export permit from the United States Secretary of State.

Other Income and Expenses

Interest income has reduced from $33,770 for the nine months ended April 30, 2009, to $63,839 for the nine months ended April 30, 2008, both as a result of lower interest rates and lower cash balances being maintained.

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

Plan of Operation

For the Nine Month Period Ending April 30, 2009
	2009	2008
Cash flows used in Operations	$6,375,523	$7,098,231

Capital Expenditures	$32,941	$108,936

Equity Raised	$1,214,028	$6,389,629

Cash at end of period	$788,343	$2,640,191

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

While our staffing needs have risen such that we now have 15 employees and 14 consultants; we are beginning to seek other professionals in the lighting industry to join our company.  We will continue to work with the consultant model whenever possible in order to minimize the office space that is needed and the cost for ancillary benefits for full-time employees of the company.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of April 30, 2009, we had $788,343 in cash and cash equivalents. We had receivables of $300,167 and inventory of $432,232 and our current liabilities were $2,251,094, although almost 80% of the liabilities are convertible into common stock. At present levels we incur overhead of $300,000 per month in cash before our research commitments.

Since we outsource our manufacturing, we are not a capital intensive operation.

We raised $1,214,028 for the nine months ending April 30, 2009 and raised $6,389,629 for the nine months ending April 30, 2008. We believe this decline reflects the downturn in the economy.

Cash Requirements

Over the next twelve months, we presently anticipate spending approximately $3.6 million on operations, $3.2 million on research and development and $100,000 on capital equipment. To date, we have unfulfilled purchase orders from customers totaling $3.6 million – although we are now uncertain if the terms and conditions of $3.0 million of those purchase orders will be met by our customers In turn, we have open purchase orders to suppliers for $2.4 million to fulfill the orders we have received (we expect to issue additional orders for additional parts and labor that are estimated to $600,000). Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders, or that the new agreements (see below) we have now entered into will not make further capital raising more difficult even if we obtain concessions from the lender. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of April 15, 2009, the Company has made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $6,700,000. All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerates the Company’s payment of the June 1, 2009 scheduled payment and (ii) allows the Company to issue and deliver to EPIR warrants for the purchase of the Company’s stock. Therefore in consideration of the mutual covenants and other valuable consideration, the Company and EPIR (“the Parties”) agree as follows:

The Company’s Obligations: In exchange for, and as an integral part of, EPIR’s entering into the Amendment, the Company shall deliver, or cause to be delivered, to EPIR, for no cash or other consideration (except as set forth herein):

a.	The June 1, 2009 scheduled payment of $1,000,000 within 72 hours of the Parties’ execution of the Amendment by wire transfer of immediately available funds to a bank designated by EPIR and

b.	Issuance to EPIR of a warrant (the “Warrant”) to purchase 25,000,000 shares of the Company’s common stock at an exercise price equal to $0.10 per share

Immediately upon the date in which EPIR receives the accelerated payment, the Company, in its sole discretion, shall, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.

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

ITEM 3. QUA NTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer (the “Officers”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Officers concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and our disclosure controls and procedures are also not effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.  The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), , the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring. [The company has added accounting staff in the last quarter to assist in reducing its risk in these areas and plans to add additional personnel in accounting and internal auditing in the near future.
No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2009, in connection with the Amendment to the research, development, and supply agreement, available the Company issued to EPIR of a warrant (the “Warrant”) to purchase 25,000,000 shares of the Company’s common stock at an exercise price equal to $0.10 per share.  The securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (a)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (a)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(9) Incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on April 16, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors	June 15, 2009

/s/ Matthew Veal Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	June 15, 2009