Form 10-K
period 2009-07-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2009-11-13
CIK 1383006

Form 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

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
Common Stock, $0.001 par value

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11th Floor
New York, New York 10005
Telephone: (516) 833-5034
Fax: (516) 977-1209

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check by mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                     Accelerated filer [  ]

Non-accelerated filer (Do not check if a smaller reporting company) [  ]                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $996,080.

The aggregate market value of the voting stock held by non-affiliates as of November 12, 2009 was $68,530,079.

Number of outstanding shares of the registrant's par value $0.001 common stock as of November 12, 2009: 693,122,882.

SUNOVIA ENERGY TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2009

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” that may be included in our reports from time to time, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our Web site under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our Web site address is www.sunoviaenergy.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1.                      DESCRIPTION OF BUSINESS

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

This approach has resulted in three areas of specialty (lighting, solar, and night vision) and multiple subareas, some of which are in the early stages of product development, some of which have begun production and some of which are in more advanced stages of development. Our original product, Solartizements™, combined solar thin film with LED lighting to make solar-powered lighting substrates. In our attempts to reduce the costs of this product, we expanded into developing techniques for making solar cells through nanotechnology and novel materials as a base.  In the process of determining how best to build a more cost effective solar cell, we found that techniques associated with night vision may have applications in building the most efficient solar cells, and thus we are supplementing our solar products with night vision products. And through Solartizements, we saw opportunities to build solid-state lights using light-emitting diodes (“LED”) lighting. As part of looking for ways to reduce costs for LED lighting, we began the process of determining more cost-effective ways to build LED lighting; we began the process of finding new materials to build LEDs from and more efficient ways to build lighting components such as power supplies.

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

Products

The company has developed or is developing products in three areas: LED lighting, Infrared, and solar photovoltaics.

EvoLucia LED Lighting

Sunovia established its wholly owned EvoLucia, Inc. (“EvoLucia”) subsidiary in January 2008 to develop customized SSL products based on LED technology targeting several large markets, primarily in the outdoor lighting sector, including (i) the roadway / walkway lighting market (“cobra head,” “post-top” and “bell-top” products) and (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights).  Based on the Company’s initial marketing efforts, Sunovia strategically decided to focus its fixture design efforts primarily on the outdoor lighting market because, while smaller than the indoor lighting market, it is still a very large opportunity and the design and performance requirements are substantially higher and less subject to low-end competition than the indoor market.

We believe the U.S. lighting fixture market is large and growing.

The Company’s core competency is in photometry, or delivering light precisely to a target area with minimal spill/waste/overlap.   EvoLucia generally incorporates its patent pending “Aimed Optics”™ technology, which uses sophisticated software to design aiming platforms and optics that focus each LED onto a specific targeted area to optimize the light output.  The result is a high “Fitted Target Efficiency” that is uniform photometric light output in the area to be lighted, including reduced glare at the light source.  We believe this not only creates a superior, even light distribution, but does so at a lower cost, as fewer LED light engines are required to meet the required light output.

The Company uses sophisticated software to engineer the Aimed Optics which are mounted with each individual LED, creating a light engine that is strategically aimed toward specific targets.  Most lighting sources (both traditional and LED) have an uneven “bell shaped” light distribution, with the light source brighter directly under the light source and progressively less bright as you move away from the fixture.  .  EvoLucia has submitted numerous patent applications to protect the propriety of this concept and the products that have been developed utilizing this unique philosophy.

Competing LED lighting solutions typically mount the LED light engines straight onto a flat surface pointing downward, creating the “bell shaped” lighting pattern discussed above.  Most lighting applications have minimum lighting requirements across a target lighting area.  Due to the “bell shaped” lighting pattern of most LED lighting systems, in order to generate enough light “at the edges” to meet industry specifications, competing lighting suppliers have to “over light” the area directly below the light source which creates two key issues.  First, this creates the excess glare directly below the light source that is typical of many LED lighting fixtures and second, this requires more of the expensive LED light engines. See “Status of New Products and Services” for a more complete description of the individual products we are selling and/or finalizing design of.

Sunovia has assembled its LED lighting business team to include Rick Kauffman, designer of the EvoLucia Cobra Head light, and Chairman of the Standard Practice Sub-committee of the Roadway Lighting Committee of the Illuminating Engineering Society  (IES) which oversees RP-8, the American National Standard Practice for Roadway lighting; Don Sipes, head of product development, a lighting optics specialist with experience at Optical Engines and Amoco Laser (Scientific-Atlanta); and Ed Kramer, head of Sales and Marketing, with over 25 years of experience in the lighting industry including Hubbell Lighting (Beacon), JJI Lighting, Phillips and Cooper Lighting, Tennessee Valley Authority and a member of IES since 1972.

EPIR (CPV Solar / Infrared Technologies)

Also in January 2008, Sunovia entered into its arrangement with EPIR Technologies, Inc. (EPIR) for the research, development, supply and shared ownership of advanced solar PV technologies using cadmium telluride on silicon (CdTe/Si). The Agreement also includes the supply, right to sale, and shared profit of advanced infrared (IR) detection devices based on II-VI materials (that is, materials synthesized from Groups II and VI of the periodic table of elements.

EPIR was founded in 1998 by Dr. Siva Sivananthan (Dr. Siva), the Director of the Microphysics Laboratory at the University of Illinois at Chicago (UIC), to commercialize Dr. Siva’s research in the development of IR materials for light detection devices for the U.S. military by researching CdTe/Si and mercury cadmium telluride on Si (HgCdTe) and other II-VI materials in flat panel and concentrating photovoltaic (CPV) products.  Over the past 20+ years, Dr. Siva pioneered mercury cadmium telluride (HgCdTe) growth by molecular beam epitaxy (MBE), and the growth of mercury cadmium telluride on silicon for the production of IR sensors and imagers.

As part of the agreement, Sunovia (i) acquired a 10% ownership in EPIR (and EPIR acquired a 10% interest in Sunovia), (ii) received the exclusive marketing rights to any and all products and technologies developed by EPIR, a 50% revenue share in the EPIR IR products, and 50% ownership of the solar products and intellectual properties related to the solar products created by EPIR (the Agreement can be viewed at: http://www.sec.gov/Archives/edgar/data/1)   Under the Agreement, Sunovia is required to make payments to EPIR totaling approximately $24 million through 2018 (of which $9.8 million has been paid and $14.2 million remain), to cover EPIR’s operating expenses for research, development and creation of the mass manufacturing processes for the co-owned solar technologies (Please see APPENDIX B for details on payment schedule).

“Narrow-gap” II-VI based semiconductors, such as mercury cadmium telluride (MCT), have for many years been at the center of the IR night vision technology used by the U.S. Army as the basis for its strategic and tactical superiority in night operations.  In fact, the U.S. military has been so successful in this effort that many military operations are currently undertaken only at night.  Dr. Siva and his team at EPIR have been significant contributors in the MCT night vision technology development efforts for the U.S. military for more than a quarter century.

 Through years of theoretical analysis and experimentation, Dr. Siva and his team came upon the right interface layer formula that allows silicon and MCT materials, which the US can produce domestically to co-exist next to one another without introducing excessive amounts of performance damaging strain, with only a thin intermediate epitaxial layer of CdTe, also grown by MCT. EPIR helped in making this technology available to the military, in part by establishing a network of close collaborative relationships with the major Defense Department and industrial labs involved in IR detection and imaging.  As a result, we believe Dr. Siva’s technique of growing MCT on silicon is now becoming the dominant approach for creating mid-wave IR imaging systems.

Dr. Siva and his team at EPIR also came to the belief that the IR technologies they developed are also directly applicable to the development and deployment of PV technologies for solar cells, particularly their development of a protocol for the manufacture of ultrahigh quality MBE-grown epitaxial CdTe films.

The transition layer between the silicon and the II-VI multi-junction structure was the most crucial layer.  The key technology developed at by Dr. Siva and EPIR is the manner of laying down the best, precisely controlled layers, one atomic layer at a time, to provide a smooth transition between the highly dissimilar materials.  Once completed, a highly pure, single crystal layer of II-VI material (CdTe) is created.  This CdTe/Si structure provides a platform for creating multi-junction PV structures that can optimize all the advantages associated with a II-VI based PV solar system.

This describes the process of how in September 2009, Sunovia and EPIR researchers announced a new world record open circuit voltage (Voc) by increasing the Voc from the previously demonstrated value of .91V for polycrystalline CdTe thin film on glass solar panels to over 1.34V for the single crystal CdTe on Si cell, a 45% increase. In a solar cell the electron that has been created via the absorption of the solar photon must “run the gauntlet” of all the electron trapping effects extant in the semiconductor material of the solar cell. The Voc of the solar cell is simply the measure of the “free path” that the electron sees in the material. We believe the increase seen in the cells based on the Sunovia CdTe/II-VI material system is clear evidence of the advance in fundamental material understanding of these materials and the ability to transform this understanding into novel materials, devices and ultimately solar systems.

Recent developments include the following:

▪	October 8, 2009 – Sunovia completes first articles inspection and initial shipments of more than 1000 LED cobra head fixtures for the Marine Corps Base in Camp Lejeune, North Carolina.

▪
September 25, 2009 – Sunovia signs partnership agreement with Solar Electric Power Company (SEPCO) to supply cobra head fixtures for their roadway solar lighting products. The agreement identifies more than $1,000,000 in sales opportunity.

▪
September 24, 2009 – Sunovia researchers set a new world record open circuit voltage (Voc) for cadmium telluride (CdTe) thin film solar cells by over 45%, raising the theoretical potential efficiency of CdTe thin-film solar cells.

▪
August 25, 2009 – Sunovia and EPIR announced the expansion of their research and development and pilot production facilities in Bolingbrook, IL for the optimization and pilot scale production of their CPV devices. The materials synthesis and device fabrication facility was also expanded to 26,000 square feet including 4,000 square feet of clean-room laboratory space.

▪
July 14, 2009 – Sunovia launched its LED-based Cobra Head product, which is the only LED-based replacement/retrofit for the most widely used 100-watt high pressure sodium (HPS) and Metal-Halide (MH) Cobra Heads (typically 120-watt inputs) with an IES Type II medium light distribution.

▪
May 29, 2009 – Sunovia and EPIR’s cadmium telluride on silicon (CdTe/Si) solar technology was selected for award negotiation for the Solar America Initiative (SAI) Photovoltaic Technology Pre-Incubator award by Energy Secretary Steven Chu.

▪	April 22, 2009 – Sunovia announced it had successfully completed Phase I of its Fairview Parkway roadway installation, the first installation of its LED roadway lighting products, in Fairview, TX.

▪
April 14, 2009 – Sunovia and EPIR announced the receipt of a $9 million Department of Defense (DoD) SBIR Phase III contract that allows for the expansion of EPIR’s CdTe/Si manufacturing program capacity.

▪
April 3, 2009 – Sunovia, through its partnership with EPIR, finalized a 10-year, $33 million dollar basic order agreement to provide midway infrared (MWIR) single-layer, un-doped infrared wafers for night vision camera applications to an international entity.

DISTRIBUTION METHODS

Sunovia’s approach to the LED lighting market focuses on the following:

•	Efficient utilization of resources while identifying and developing internal core competencies and sales networks,
•	Developing marquee customers that will highlight Sunovia’s LED lighting products and solution capabilities,
•
Developing key partnerships with OEMs (Original Equipment Manufacturers) that will accelerate Sunovia’s LED lighting solutions to market, transferring key technologies from Sunovia’s research and development efforts to accelerate the development new products and higher margins.

LED-based lighting products are still in the early stages of adoption by customers that are beginning to purchase them and regulatory agencies that are starting to establish guidelines for them. Sunovia’s approach was to first establish credibility in the marketplace by demonstrating the core competencies that are needed to successfully develop an LED lighting solution. These core competencies include mechanical engineering with a focus on the Aimed optics and the thermal management of the LEDs in a system, electronic engineering for the LEDs and associated control systems, power conversion with an emphasis on long life in high-temperature environments and general lighting systems expertise. All of these elements reside at Sunovia and have been demonstrated to potential vendors and partners with an initial product that passed regulatory approvals and was successfully installed at a marquee customer site.

In order to highlight our first in-house-designed LED roadway lighting product which showcased our “Aimed Optics”™ methodology, we signed a contract in 2008 to deliver and install streetlights for the City of Fairview, Texas. This product provides the advantages of LED lighting while maintaining the same external aesthetics that most lighting designers are familiar with. After the initial customer installation was completed in spring 2009, the product was ready for installation

In September 2008, Sunovia and Beacon Products, LLC (now part of Hubbell Lighting, Inc.) formalized a partnership for the development and marketing of unique light-emitting diode (LED) products. The product development will include critical components of energy-efficient LED lighting fixtures and LED lighting system retrofit kits for sale to customers in the indoor and outdoor markets. Sunovia has been providing research, engineering, development, design, test services, sales and marketing support for the creation of the products. Hubbell has provided general lighting industry expertise and market intelligence that is critical to the formulation of design, performance and test requirements that are needed for the design and sale of the products. We are in negotiations with several OEMS for additional arrangements to distribute our products.

The size of the U.S. lighting market is larger than $25 billion.  Sunovia has identified six primary distribution channels for its EvoLucia products, including the Utility, Engineering Service Company (ESCO), Commercial and Industrial (C&I), OEM, Federal Government and International channels.  Ed Kramer, Sunovia’s Director of Sales & Marketing is leading the build-up of the Company’s sales team and partner relationships to address its target markets.

1) Utility Market

Current estimates from NEMA (North American Manufacturing Association) are that the utilities have installed and currently maintain in excess of 12.5million Cobra Head street lights, and 9 million decorative post-top pedestrian-scale street lights in the U.S.  EvoLucia is in the process of developing a sales and marketing infrastructure focused on the electric utility market segment.  Electric utilities fit into one of four different categories, including (i) the IOUs (Investor-Owned Utilities); (ii) Municipal Power Companies (Munis); (iii) State and Federal-owned Utilities; and (iv) REAs (Rural Electric Co-operatives, or Co-Ops).  There are more than 1,300 utilities in the U.S. alone, including 100 IOUs, 250 Munis, 930 REAs and 40 State/Federal owned. All four types of utilities have distinct and independent internal organizations with input into street lighting equipment and specifications, including a standards committee, a street lighting department, a leased lighting department and a purchasing group, each of which we plan to have called on by locally-based sales representatives.  Such local rep agencies typically focus exclusively on the utilities in their territories, and also represent other products sold to utilities other than lighting products, including wire, transformers and switchgear.

Sunovia is building a network of 35 geographically-focused sales reps that will specifically sell to utilities, with the initial focus in the next 6 months on 12 reps covering the top 10 markets, including New York, New England, Chicago, North and South Carolina, Florida and Northern and Southern California, and expects to have lighting reps covering the entire U.S. market in place within 24 months. We currently have two utility reps. Sunovia expects sales reps to require 6 months of training to become familiar with the Company’s utility product line, get documentation, brochures, etc. and then an additional 6 months to navigate the various departments within the utilities to begin selling product.

2) ESCOs

Energy Service Companies (ESCOs) sell packages of enhanced energy-efficient equipment/services for use in newly constructed buildings, or as retrofits to existing systems.  ESCOs typically provide a broad range of energy solutions, including design and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management.  Typical energy efficient products sold by ESCOs include lighting, water heating, HVAC, elevators, air conditioning and windows.  ESCOs typically perform upfront/in-depth analyses of properties, design an energy-efficient solution, install the required elements and maintain the system to ensure energy savings during the payback period.  The savings in energy costs often are used to pay back the capital investment of the project over a specified period.  The opportunity for EvoLucia is to be the LED lighting provider in energy efficiency projects/RFPs won by ESCOs.

Top ESCOs include Siemens, Honeywell, Trane, Chevron, Florida Power and Lighting (FPL) and Johnson Controls.   The Company is currently working with specific ESCOs on individual projects, such as with Siemens, for the cities of Sarasota and Pompano Beach, which are $5 million and $2 million projects, respectively.

In early 2009, Sunovia hired an ESCO specialist and we expect to hire 3-4 additional regional sales reps with ESCO experience by the early part of 2010, and have complete geographical coverage by 2010.

3) Commercial and Industrial (C&I)

The C&I market segment represents what many think of when they refer to the lighting market.  Typically, architects and/or engineers design and specify lighting systems primarily for new construction. Projects are then sent out for bid, and electrical contractors, usually under contract with a general contractor, purchase the “lighting package” from electrical distributors.  Lighting fixture manufacturers are represented by manufacturer’s rep agencies.

The C&I market has recently consolidated and is currently dominated by four Tier 1 lighting companies, including Lithonia (Acuity), Hubbell (Beacon, Varon), Cooper Lighting (IO Lighting) and Philips (Genlyte), each of which has their own agency network, with roughly 75–80 regional sales reps covering the U.S. market.  The Tier 2, 3 and 4 companies typically sell their products through representation by one of the Tier 1 companies.

Sunovia is developing an agency network of manufacturers representatives whose responsibility it is to present its lighting solutions to the architects/engineers, distributors and contractors for new construction projects, and to assist in the design of those projects.  Initially, the Company will focus on the top 25 markets in the U.S., and through the efforts of a market segment manager (MSM) and 2 regional sales managers, recruit, train and manage an agency network in those specific territories.  The Company has hired 6 C & I reps and anticipates initially hiring 10-12 more agents by 1Q 2010. Representation may be through partnerships with Tier 1 companies or with agencies that offer a more aggressive market approach.

4) Federal Government

The federal government consists of 16 agencies with more than 65 departments, all of whom, except the Department of Defense, are mandated to use lighting with the lowest payback model per the Energy Act of 2007.  In order to sell any products to the U.S. Government, you need approval from the General Services Administration (GSA) and receive a GSA authorization number which we have been working to obtain since 2008.  Once received, you are eligible to be included in the GSA purchasing catalog where any Department or Agency may purchase products up to $75,000 without an RFP or competitive bid.  The Company has applied for a GSA schedule 56-206.4, which it expects to be awarded by the end of 2009.

Additionally, the Company has contracted with an independent government sales agency headquartered in Washington, D.C. to assist them in the approval process and to introduce the Company’s products to multiple departments and agencies.  Moreover, the Company has started to work with two firms with small disadvantaged business status, both of whom could benefit from “set-aside” allocations within Federal purchases, one of which is American Native-owned and the other by a disabled veteran.

5) International
The international market represents a very large opportunity for EvoLucia as many countries do not have the installed power generation and distribution infrastructure that exists in the U.S., and generally have electricity costs that are significantly higher than in the U.S.  The Company is in active discussions with officials in Brazil, via SEPCO (an OEM it is in negotiations with), the Bahamas, India and Puerto Rico.  The Company has also made initial presentations and is securing strategic partnerships / representation in Europe (Poland and Turkey).  The Company is in the process of hiring 2 reps to oversee the international market segment.

STATUS OF NEW PRODUCTS AND SERVICES

We have a number of products recently entered into the market place or under development in lighting, infrared and solar.

Solid-State Lighting Products

Roadway Lighting Products

The Company’s current product offerings in the Roadway Lighting Market include (i) a Cobra Head light in several different wattages (Type II distribution, or 2-lane light) launched in July 2009, (ii) a decorative Fairview “Bell”-shaped light (installed in the Fairview, TX  installation) and a decorative “Post Top” product.  In development are several Type III and Type IV Cobra Heads for larger installations (including 4 lane Highways and Parking Lots), each of which are projected to require approximately $500 thousand in development and tooling costs

Cobra Head Roadway Lights

The Cobra Head is the most common streetlight in the United States, with 2.5 million sold annually and 12.5 million installed in the U.S., and an estimated 40 million internationally.  The Company began developing an LED replacement/retrofit for the “Cobra Head” street light in 2007 when the Company hired Rick Kauffman, Chairman of the Standard Practice Sub-committee of the IES Roadway Lighting Committee which oversees RP-8, the American National Standard Practice for Roadway lighting, as a consultant to help develop the Cobra Head LED product.  Kauffmann was the designer of the Cobra Head roadway light fixtures that represent over 45% of the Cobra Heads currently installed in the U.S.  EvoLucia’s LED Cobra Head luminaires are the most energy-efficient (up to 75% less energy use), environmentally friendly and maintenance free (up to 12 years) fixture to light roads, highways and thoroughfares.

Sunovia’s Aimed Optics, on the other hand, allows them to not only create the “average” illumination required by the specification across the target light area, but also to produce lights at a lower cost due to the fewer number of LEDs required to satisfy the lighting requirement of the application. Sunovia’s Aimed Optics technology also reduces cost because it results in fewer light poles needed to produce the same amount of light. The EvoLucia cobra head is the first to meet a “mounting height spacing” of 6. “Mounting height spacing” is used to determine the amount of space needed between light poles. If the EvoLucia cobra head is mounted at 25 feet, the customer can multiply that number by 6 to arrive at a pole spacing figure of 150 feet. This means that the EvoLucia cobra head can be installed every 150 feet and provide the same amount of light on the ground as fixtures mounted at mounting height spacing of 5 (every 125 feet). Installing the fewest number of poles directly translates to less energy consumption, less maintenance costs and greater savings for the customer.

In July 2009, the Company completed the development of an IES Type-II distribution Cobra Head product (designed for 2 lane and wide walkway installations) in standard 75 and 100 watt configurations designed to replace existing 150 watt metal halide (MH) and high pressure sodium (HPS) products.  The Company is in the process of receiving UL certification for the products, which is expected in Q1 2010.  EvoLucia’s Cobra Head products will replace/retrofit existing Cobra Head installations without the need to move utility poles or change existing infrastructure, so customers can cost-effectively upgrade with minimal change to existing hardware.  The Company is currently developing three additional lights with higher wattage for the Type-III, or general roadway lighting market.

The Company recently received a $400,000 purchase order for Cobra Head lights, with a total project size of $2 million, for the largest Marine Corps base on the East Coast, Camp Lejeune.  The first cobra heads were delivered for installation in mid-October and the project is expected to continue through 2010.

Decorative “Fairview Bell” and “Post Top” Walkway Lights

Sunovia has developed two decorative LED lights, (i) the Fairview “Bell Top” light currently installed in the Company’s Fairview, TX installation and (ii) a “Post Top” version.  In April 2009, the Company completed Phase I of its LED lighting installation in Fairview, TX.  The Company designed the entire lighting system, including the spacing and height of the light poles, specifically for the four-lane Fairview Parkway and it features 82 EvoLucia-brand lights.

The lights installed in the Fairview Roadway installation are designed predominately for walkways in municipalities and campuses. The Fairview lights are available in 48W or 225W configurations and replace 150W or 400W MH or HPS lamps, respectively. The Fairview luminaires utilize EvoLucia’s “Aimed Optics” technology, and focus light through individually aimed lenses for uniform, targeted light. The Fairview “Bell Top” uses up to 60% less energy and the decorative “Post Top” uses up to 75% less energy than existing lights, and both are maintenance free for over 50,000 hours

Area and Floodlighting Products

The Company’s Area and Floodlighting Products include a Parking Garage Light (PGL) currently available for sale.  In development, Sunovia is designing a second PGL with a flatter light distribution pattern as well as a Wall Pack, a Utility Light and a Canopy Light.  Finally, based on a request from a specific customer, the Company has hired a consultant to determine the market size and potential of the stage and studio lighting market.

Parking Garage Lights (PS14 and PS9)

Sunovia began developing an LED light designed to replace existing Parking Garage lights in 2008.  The PGL market has approximately 3.1 million parking lot/garage lighting fixtures., (per the US Dept of Energy 2008 Study titled “Energy Savings Estimates of Light Emitting Diodes – Niche Lighting Applications”) of which we estimate 500,000 are replaced each year and has a market size of $100 million annually  in the United States.  Sunovia’s first PGL, the PS14 comes in 60-90 watt configurations and is designed to replace 175 watt MH and 150 watt HPS lights.  The Company’s product in development, the PS9 will be a higher-end product with a shallower, 9-inch depth. This design has been specifically requested by two OEMs to produce a flatter light pattern with less glare.

Utility Lights and Canopy Lights

The Company’s Utility Light (UTL-1), used for illuminating sidewalks, pathways, landscaping, storage areas, flag poles, statues, signs and monuments is available in 15-24 watt configurations, use up to 75% less electricity than incandescent, quartz or metal halide fixtures and will be maintenance free for over 10 years.

 EvoLucia’s Canopy Light (CAN12), used for lighting exteriors, entryways, breezeways, walkways, perimeters, parking garages, storage areas and industrial / commercial spaces is available in 36 and 50 watt configurations, and is designed to replace 175 watt MH and 150 watt HPS lights.

Additional Products In Development

Our LP3 Light Pack, designed for corridors, closets, cabinets, attics and residential garages, has been redesigned to come in 15 and 30 watt configurations and replace 75 watt incandescent fixtures with a 75% increase in efficiency, a significant increase in life expectancy and no maintenance for up to 15 years. Tooling has been purchased and this product is production ready.

The Company’s Wall Pack (WP15) is being redesigned for mounting to outdoor building surfaces. It is ideal for general lighting, security lighting, accent lighting, task lighting, stairwell lighting, corridor & breezeway lighting, and perimeter lighting applications.

Evolucia is now a distributor of CREE LED Indoor Lighting Products. These products include general purpose lighting fixtures and bulb replacements that last longer than standard incandescent lighting or compact florescent and use less energy. The enabling technology that is used within these lights is high-powered LEDs that produce very efficient light while consuming very little power.

Solar

As discussed in the “Products” section, in early 2008, Sunovia acquired a ten percent (10%) ownership in EPIR Technologies, Inc. (“EPIR”), a nationally renowned laboratory founded by Dr. Siva Sivananthan, a pioneer microphysicist from the University of Illinois - Chicago known for his work in the infrared industry for his work in CdTe and Si substrates.  In addition to the ownership interest, Sunovia acquired the exclusive marketing rights to any and all products and technologies developed by EPIR, and a 50% interest in the solar operations being designed and built by EPIR.

As with all solar companies, we are working to find the most inexpensive material that converts the most electricity from light. Silicon has proven to be inexpensive but it does not capture electrons from the entire spectrum (“bandgap”) of the sun’s rays. We have added materials, as discussed below, to silicon to supplement where silicon is not generating electricity, and we have also added a “concentrator” to increase the amount of sun that hits our solar cells.  To put this in more technical language, we have developed proprietary technologies and processes that will allow us to manufacture CdTe/Si solar cells in a concentrator photovoltaic system whereby we believe the manufacturing costs can be reduced. We currently are in the finalization of a contract with the Dominican Republic that we believe will be our first solar installation.

Florida Governor Charlie Crist presented Sunovia with the Governor’s award for renewable energy innovation and the local government is currently considering a financial retention package that will keep the company in Florida for the next five years.

Infrared

Through the expertise of Dr. Siva and EPIR, we began to offer next-generation infrared sensor materials and devices for sale in early 2009. In April 3, 2009 Sunovia, through its partnership with EPIR, finalized a 10-year, $33 million dollar basic order agreement to provide mid-wave infrared (MWIR) single-layer, un-doped infrared wafers for night vision camera applications to an international entity. We have now obtained conditional approval from the state department to begin shipping product under this arrangement. We are also in the process of marketing doped infrared wafers (more complex product) to the United States government itself, which is also funding research and development in this area.

COMPETITION

We face competition from numerous well known companies, which have greater resources than we do.

Within the lighting industry, there are producers of lighting fixtures (the entire system), and lighting component suppliers (lamps, light bulbs or luminaires).  The U.S. lighting fixtures market is somewhat fragmented due to the broad range of markets and products; however in 2007, the four top lighting fixture manufacturers were Acuity Brand Lighting, Cooper Industries, Genlyte (Philips Electronics) and Hubbell Lighting who combined accounted for about a quarter of industry sales.  A second tier of leaders includes Siemens (Osram), Visteon, Koito and Schneider Electric (Juno) represent approximately 9% if industry sales.

The Leading Lighting Companies:

Acuity (Lithonia) – Acuity Brands Lighting is the leading U.S. producer of lighting fixtures, supplying 8% of the market in 2007, with U.S. lighting fixture sales of $1.4 billion. Acuity has an extensive portfolio of indoor and outdoor lighting products that comprise fixtures for commercial, institutional, industrial and residential installations. Major customers include retail home improvement centers, electrical distributors, lighting showrooms, municipalities, and electric utilities. Acuity produces lighting fixtures under several subsidiaries, such as Gotham Lighting, Lithonia, Peerless Lighting and Spec Light.

Cooper Industries – Cooper is the second largest lighting fixture producer with 6% of the market in 2007, with U.S. lighting fixture sales of $1.1 billion. Cooper’s products include track and recessed lighting; fixtures for incandescent, fluorescent and high intensity discharge (HID) light sources; fixtures for light emitting diodes (LED); and other types of lighting fixtures. This broad range of products serves as a competitive advantage for the company, as does its strong brand name recognition, large distribution network and growing focus on international expansion. Cooper Lighting also benefits from access to its parent company’s existing relationships with electrical customers, as well as to its extensive resources available for product development, manufacturing, marketing and distribution.

Phillips (Genlyte) – Genlyte is the third largest U.S. producer of lighting fixtures and accounted for 6% of total U.S. lighting fixture sales in 2007, or $1.1 billion. Genlyte designs, produces and sells lighting fixtures for the commercial, industrial and residential markets. Genlyte was the only U.S. market leader focused exclusively on lighting products. Genlyte also has manufacturing operations in Canada that make lighting fixtures for sale throughout Canada and the U.S.

Hubbell Lighting – The fourth largest manufacturer of lighting fixtures in the U.S. is Hubbell Lighting, which supplied 4%-5% of the market in 2007, with U.S. lighting fixture sales of $800 million. Hubbell Lighting manufactures and markets outdoor, industrial, commercial, institutional and residential luminaires at facilities in the U.S., Canada, Mexico, the United Kingdom, Singapore and other countries. The company’s products are sold via distributors, lighting showrooms, home centers and sales agents.

Sunovia Solar Competition

Given the extremely large potential demand and consumer urgency to switch to renewable sources, traditional industry structures and competitive force analyses do not accurately describe the competitive situation Sunovia will encounter over the coming years. Furthermore, the distributed nature of solar insulation and the high granularity of solar deployments create opportunities which will tend to highly fragment the industry. Going back to the oil well analogy, Norway doesn’t really compete with Saudi Arabia for oil; a world price will exist. What will differentiate suppliers is the profit made due cost structure and the ability for the technology to scale in production and deployment velocity, as well as fitting well in to a distributed energy distribution network with the minimum use of collateral resources. In addition to developing a technology and product having superior price/performance features, facilitating the establishment of deployed grid-connected systems will key to developing a superior competitive position for Sunovia.

To look at the competitive landscape, we segment the market into technology types and look at the key competitor in each field.

Thin-Film

First Solar

First Solar supplies 1-sun flat-panel solar arrays based on polycrystalline CdTe on glass with efficiencies around 10%. They are the first panel maker to publically break the $1 per Wp barrier for their panels. The low efficiency of their panels lead to increased BOS costs with total system cost in the $3.5 to $4 per Wp and land efficiencies of 10 Acres per MW. Being clearly in the lead, First Solar is coming down the cost curve faster than other providers yet limited opportunities for efficiency improvement will be a constant challenge for First Solar.
Other thin-film providers are:
CdTe: AVA
CIGS: Nanosolar, Global Solar, Miasole, Ascent, Solyndra
Amorphous Silicon: Unisolar, Applied Materials, Oerlikon, Powerfilm

Monocrystaline Silicon

Sun Power

Sun Power is the leading company in creating solar panels of the highest efficiency. They have pioneered features such as patterned surface processing and back contacting. They achieve the highest efficiency for flat panels at about 18% panel efficiency. They are the highest price with system prices in the $4 - $6 per Watt, yet for roof top applications they have the highest utilization of available space. Given the high relative efficiency of the systems, the Sun Power panels are often deployed on single and dual-axis trackers.
Other Monocrystalline Silicon providers are:
Sharp Solar, Q-Cells, Yingli, Suniva

Polycrystalline Silicon

These are the blue-tinted panels commonly seen in residential settings. Given the ease of fabrication of these panels, the number of suppliers of polycrystalline Si panels numbers in the hundreds. Most of them have panel efficiencies in the 12% to 13% range with panels prices in the $2.50 per Wp due to current overcapacity. These panel prices lead to system prices in the $5 - $7 per Wp. Prices for these panels have dropped considerably in the last year due to a large oversupply from the very many suppliers.
Key Suppliers of Polycrystaliline Si Panels:
BP Solar, Sharp Solar, GE, Q-Cells, Yingli

Concentrating Photovoltaics (CPV)

CPV is considered the 4th generation of Solar after Polycrystalline Si, Monocrystaline Si and thin-film. CPV systems have the highest system efficiency as 35% has been demonstrated at the system level with over 40% efficiency demonstrated at the chip level. CPV uses less than 30% of the land when compared with Thin-Film Systems. More importantly, yet not really realized by the solar industry as a whole, is that the capital requirements for manufacturing scaling is a fraction of that for thin-film systems. These systems are in their earliest stages with 10MW being delivered during 2008 yet this segment of the solar industry is seeing growth in excess of 400% per year. The complexity of the tracking systems are a challenge for CPV system providers, yet the advantages offered by MCPV, CdTe/II-VI enabled CPV greatly reduces the complexity of the tracking system.
Key Suppliers of CPV Solar Systems:
Sol Focus, Soliant, Energy Innovations, Emcore, Spectrolab

Sunovia Infrared: Competition and Market Size

For 2008, MaxTech’s Infrared Imaging News, an industry publication, estimates that the TAM for the infrared industry for night vision cameras and thermographic equipment was $5.9 billion dollars, with applications ranging from not only military,  but security and surveillance (including Homeland Security), automotive (BMW and Lexus),  Building & Maintenance, and process control, among others. This industry has grown rapidly in the lat ten years and forecasts continued rapid growth in the coming years.

Competition in the thermographic industry (which uses infrared detectors that we provide) is from large defense contractors and small suppliers.  We are a component supplier to the industry, as are many of our competitors. It is possible that one of our competitive suppliers may be purchased as one of the Major Competitors below:

Danaher (DHR): is a large competitor with over $11B in annual revenue. Fluke sells thermographic equipment for industrial applications.[18]

Lockheed Martin (LMT): is a U.S. defense contractor most widely known for the aircraft and aircraft systems it produces. However, it also produces lines of surveillance equipment, including thermal surveillance, for both shipboard and ground use

L-3 Communications Holdings (LLL): is also a government contractor that supplies aircraft, communications, and surveillance equipment to the U.S. military as well as federal and state agencies. In 2007, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance Systems (C3ISR) composed approximately 17% of LLL's sales. Although C3ISR equipment includes thermal imaging systems, L-3 also produces accompanying communications equipment to more efficiently process information in battlefield scenarios.

Raytheon Company (RTN): Is a large defense contractor with over $21B of annual revenue in 2007. Raytheon produces systems and offers services for nearly every sector of the defense industry, including the production of thermographic surveillance equipment.

FLIR Systems Inc. (FLIR): Is an infrared night vision and heat sensing devices such as night vision cameras and industrial grade heat sensors with annual revenue of over $1B in 2008.

AXSYS Technologies: was recently acquired by General Dynamics for $643 million, is a leader in the design and manufacture of high-performance electro-optical infrared (EO/IR) systems, multi-axis stabilized HD cameras, infrared lenses, optical systems and components and motion control products with expected revenue of $280 million in revenue in 2009.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF SUPPLIERS

The main component suppliers for the Lighting industry are GE Lighting, Osram Sylvania, Howard Industries and Hubbell Lighting. We buy the majority of our LEDs from Cree and Osram*, and purchase components from various electronic supply houses depending on the fixture. We have used 4 different manufacturing facilities to outsource fixture manufacturing to in the last year.

The materials used for our solar and infrared, as discussed earlier are easily provided for in the united states, which is important for security reasons.

*	The Company is not dependant on any of these suppliers, all of which can be replaced, if necessary, with little expense or disruption to the Company.

DEPENDENCE ON CUSTOMERS

We are dependant on Hubbell Lighting, who represents 61% of the $996,080 sales we have had during the year ended July 31, 2009, and the Town of Fairview, Texas, represented 30% of our business during the same period. The development of new products potentially will reduce our risks in this area.

The EPIR IR Materials Contract finalized In April 2009, which is a 10-year $33 million dollar Basic Order Agreement to provide midway infrared (MWIR), single-layer, un-doped infrared wafers for night vision camera applications to a foreign entity, and has received conditional approvals from the U.S. State Department and we expect to begin shipping in Q4 2009, will represent 100% of our infrared business until such time as we find other infrared customers.

Dominican Republic 20MW Solar CPV Contract – During the year ended July 31, 2009, Sunovia executed a letter of agreement with the Department of Energy of the government of the Dominican Republic to construct a 20 megawatt solar CPV facility in Santo Domingo, Dominican Republic.  The contract; again, until we obtain additional contracts, this will represent 100% of our anticipated solar business in the future.

PATENTS

The Company, including its subsidiaries and affiliates, currently has 35 patents and patents-pending covering solar, LED lighting, LEDs, and other components. We also are scheduled to pay Sparx, Inc., a corporation 100% owned by our Chief Executive, Carl Smith, a royalty of 4.9% of all revenues.

The following is a schedule of Sunovia Energy Technologies, Inc. Patent Filings as of October 16, 2009

U.S. Patent Applications (including PCT applications):

Title	Application Number	Filing Date/ Priority Date	Current Action	Status
Methods and Apparatuses For Transferring Heat From an LED Luminaire	61/152,850	Feb. 16, 2009	Regular Application and Foreign Filing due on Feb. 16, 2010	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	61/172,635	April 24, 2009	Regular Application and Foreign Filing due on Apr. 24, 2010	Pending
Solid State Luminaire With Reduced Optical Losses	61/173,428	April 28, 2009	Regular Application and Foreign Filing due on Apr. 28, 2010	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	61/173,522	April 28, 2009	Regular Application and Foreign Filing due on Apr. 28, 2010	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	61/173,545	April 28, 2009	Regular Application and Foreign Filing due on Apr. 28, 2010	Pending
Light Units with Communications Capability	11/760,464	June 8, 2007/ Sept. 10, 2004	Awaiting Examination	Pending
LED Light Unit With Battery Back-up, Communications and Display	12/027,232	Feb. 6, 2008/ Feb. 6, 2007	Awaiting Examination	Pending
LED Light Unit With Battery Back-up And Internal Switch State Detection	12/594,932	April 7, 2008/ April 6, 2007	Submission of Inventor Declarations due December 6, 2009	Pending
Modular Solar Panel System	12/594,933	April 7, 2008/ April 6, 2007	Submission of Inventor Declarations due December 6, 2009	Pending
Method and System for Collecting and Optically Transmitting Solar Radiation	PCT/US08/62311	May 1, 2008/ May 1, 2007	National Stage Entry Due by November 1, 2009	Pending
LED Heat Sink and Lamp Assembly	PCT/US08/70022	July 14, 2008/ July 12, 2007	National Stage Entry Due by January 14, 2010	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	PCT/US09/46023	June 2, 2009/ June 2, 2008	National Stage Entry Due By December 2, 2010	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	PCT/US09/49629	July 2, 2009/ July 2, 2008	National Stage Entry Due By January 2, 2011	Pending

Foreign Applications (including PCT applications):

Title	Country	Application Number	Filing Date/ Priority Date	Current Action	Status
Method and System for Collecting and Optically Transmitting Solar Radiation	WIPO	PCT/US08/62311	05/01/2008 05/01/2007	Entry into National Phase on 11/01/2009	Pending
LED Heat Sink and Lamp Assembly	WIPO	PCT/US08/70022	07/14/2008 07/12/2007	Entry into National Phase on 01/12/2010	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	WIPO	PCT/US09/46023	06/02/2009 06/02/2008	Entry into National Phase on 12/02/2010	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	WIPO	PCT/US09/49629	07/02/2009 07/02/2008	Entry into National Phase on 01/02/2011	Pending

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS AND SERVICES

We do not require government approval to sell any of our products except to export infrared products, but in certain instances our customers may be required to obtain governmental approval for carbon and tax credits associated with the use of our products. As discussed in the “Status of New Products and Services” section, we have now obtained “conditional” approval to sell infrared products to South Korea, but must obtain additional export licenses for all future shipments.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business.  With respect to lighting,  the Energy Independence and Security Act of 2007 (EISA 2007) requires that each Federal agency ensure that major replacements of installed equipment (such as heating and cooling systems) or renovation or expansion of existing space employ the most energy-efficient designs, systems, equipment, and controls that are life-cycle cost effective.

EISA 2007 sets several additional mandates surrounding the procurement of energy-efficient products, including:

•	Requires Federal agencies to minimize standby energy use in purchases of energy-using equipment, and to buy products with one watt or less of standby power when possible.

•	Requires Federal procurement to focus on ENERGY STAR-qualified and FEMP-designated products

With respect to solar, there are numerous federal and state incentives designed to encourage adoption of our products.

With respect to infrared there are numerous legal requirements that our industry is subject to relating to export (discussed in need for governmental approval section above).

We typically build products and conduct business in a manner intended to meet these standards.

AMOUNT SPENT ON RESEARCH

For the year ended July 31, 2009 we have spent $3.5 million on research at EPIR Technologies, Inc., ($4.2 million during the fiscal year ended July 31, 2008) and $200,000 ($625,000 during the fiscal year ended July 31, 2008) at Dongguk University.

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

EMPLOYEES

As of October 25, 2009, we had 13 full-time, at will employees and approximately 100 additional personnel working with us directly or indirectly as consultants, agents, researchers, and advisors. We have not experienced any work stoppages and consider relations with employees to be good.

ITEM 1A.  RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility is under a one year and one term through October 31, 2010. The lease requires monthly rent of approximately $3750 plus tax and is cancellable with 30 days notice. The building consists of approximately 5,316 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. However, we do not believe our facility would be adequate to handle more than 25 employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "SUNV". Prior to January 9, 2009, our shares of common stock were quoted for trading on the OTC Bulletin Board under symbol “AADI”.  However, there were never any trades in our stock through the facilities of the OTC Bulletin Board from August 1, 2007 through January 9, 2008.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2009
	High	Low	High	Low
First Quarter	N/A	N/A	$ 1.00	$ .51
Second Quarter	$9.00	$.50	$.67	$.10
Third Quarter	$.77	$.18	$.13	$.06
Fourth Quarter	$1.69	$.48	$.10	$.06
* Through October 16, 2009

Holders

As of October 30, 2009, we had approximately 1,401 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, Inc. 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
●	we would not be able to pay our debts as they become due in the usual course of business; or

●
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

Recent Sales of Unregistered Securities

On September 28, 2009, the face amount of the $500,000 convertible debenture dated July, 2009, together with accrued interest, was converted 16,703,345 shares of common stock which settled the obligation in full. Furthermore, on September 28, 2009, the face amounts for the $500,000 of convertible debentures dated July 2, 2009, together with accrued interest, were settled for 16,689,498 shares of common stock which settled that obligation in full.

On August 1, 2009, the Company issued 19,900,498 common shares to EPIR Technologies, Inc. in lieu of its required payment of $1,000,000 due on that same date.

Also, on October 13, 2009, 14 investors purchased an aggregate of 20,000,000 shares of common stock at $0.05 per share for an aggregate purchase price of $1,000,000 from the Company.

Additionally, on October 15, 2009, one accredited investor purchased an aggregate of 1,750,000 shares of common stock at $.06 per share for an aggregate purchase price of $105,000 from the Company.

On November 9, 2009, one accredited investor purchased an aggregate of 5,000,000 shares of common stock at $.06 per share for an aggregate purchase price of $300,000 from the Company,

On November 9, 2009, 23  investors purchased an aggregate of 38,905,000 shares of common stock at $.05 per share for an aggregate purchase price of $1,945,250 from the Company.

On November 9, 2009, one accredited investor purchased an aggregate of 30,952,381 shares of common stock at $.042 per share for an aggregate purchase price of $1,300,000 from the Company.

On November 12, 2009, 9 invetors purchased an aggregate of 6,700,000 shares of common stock at $.05 per share for an aggregate purchase price of $335,000 from the Company.

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

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Because we have not begun substantial operations but have incurred costs in the areas above, for the year ending July 31, 2009, the Company has had a net loss as measured by generally accepted accounting principles of $14,471,361 as compared to $34,836,961 for the year ended July 31, 2008.

Many of the costs we have incurred for the year ending July 31, 2008 were initial costs such as upfront inducements through stock to secure services we believe we will need, market studies, core design work and other similar costs.

Overview

For the year ended July 31, 2009, we have accomplished the following:

•
We have shipped and installed the complete order of our new roadway and walkway lights for the Town of Fairview Texas, which we believe will open a significant market for the Company.  The project was awarded inclusion in the Cree® “LED City” program, a program designed to highlight the economic and environmental advantages of LED lighting. It was also the subject of a feature article in LD+A Magazine, the official magazine of the Illuminating Engineering Society of North America. The Fairview Collection of luminaires optimizes the LEDs by directing the light and creating the desired light pattern to meet IES street-lighting compliance standards, while simultaneously reducing energy and maintenance costs.  These LED lights were demonstrated, as a case study, to a group of engineers attending the IES Street Lighting Conference on March 19, 2009.  With the addition of these lights to our portfolio (which includes many styles of decorative post-top lights), we have built a product line that gives us an opportunity to be a leader in the decorative street lighting market.

•
We designed two LED cobra head streetlights and a cobra head LED retrofit kit. The EvoLucia LED cobra head is the first LED streetlight to meet a pole spacing of 6 mounting heights, which allows LED to meet the existing standards of light with out having to change the existing pole arrangement. The cobra heads will be retrofit-ready for fixtures that are currently installed throughout the country. Camp Lejeune, N.C. ordered 1100 of these fixtures and we have delivered the fist part of this order. Cobra heads are America’s most common street light, and currently use high-pressure sodium or metal halide technology. This project was delayed because the aiming and placement of the LEDs is more challenging in this product due to the height of the fixture and the light spread that is required on the ground. We believe our LED technology will represent a technological breakthrough resulting in energy and cost savings in comparison to products currently available on the market.

•	We have completed design and prototyping for the LED parking garage light.

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

•
We have obtained contracts for our infrared products  and signed an agreement with a South Korean company during the calendar year 2009, and we received an export permit fro m the U.S. State Department to sell Mercury Cadmium Telluride (HgCdTe) undoped infrared wafers to that customer.

•
We partnered with a major international energy service company (ESCO) for an energy savings proposal for the City of Sarasota, Florida. Together with Beacon Products, EvoLucia is providing the lighting component of the energy savings proposal. ESCO Providers offer an arrangement to the customer whereby they certify the cost savings provide upfront financing, and are paid from the savings. We plan to use this technique to help sell more products to the current markets.

•
We have partnered with a major international manufacturer of solar products to create a solar-powered LED light. The solar-powered LED light is entirely self-sufficient, and therefore greatly expands our market reach to areas that do not have power (such as parts of South America). Sales of this product have begun and are expected to increase rapidly through next year.

•	Our Researchers at EPIR have set a new world record Open Circuit Voltage for Cadmium Telluride (CdTe) thin-film solar cells.

We continue to face challenges, particularly as follows:

•
In spite of advantages in life cycle cost and sustainability, we have had difficulty persuading many local governments to accept LED technology over lower-priced but outdated technologies in our industry. Also, our business has rapidly changing prices due to technology changes that effect pricing decisions.  While our new LED products could be very profitable in the long run, the development and tooling cost need to be recovered through the initial sales. We believe that through education and time the market will transition to LED, but the exact timing of this transition is subject to debate among industry experts.

•
Like all companies, we face challenges related to economic issues worldwide. These affect quantities bought, upfront prices customers are willing to pay, and general attitudes regarding risk, as well as ability to raise capital, which is still crucial to implementation of our overall business plan.  Presently, we have several Volume Purchase Orders in place, though the quantity ordered to date is far less than originally projected. For one of our product families, we spent more on product upgrades than we sold.

•
Our first 16.8-Watt power supply was approved by UL. However, the cost of development has proven to be greater than we could economically justify, and we have decided to use the products of other vendors. We may in the future resume this program, although presently we plan to outsource all activity in this area.

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

Our lighting customers at this point have been a combination of original equipment manufacturers and system integration providers who demand reliable LED lighting solutions, as well as end users. Since the inception of the LED Lighting Division, EvoLucia, the emphasis for our engineers has been to design the LED System rather than parts of the system that do not necessarily perform optimally as a whole.

In addition, we are a distributor of Cree® indoor lighting products, including LED bulbs, lamps and lay-ins.   We are in the process of completing an application through the federal GSA program to become a vendor in the government system. While we have started with a few basic products, as we add products to our line, we believe the sales should increase proportionately and a new revenue stream should be developed for the company.

Several presentations have made to utility companies as we have partnered strategically with contractors and other lighting companies to win renewable energy contracts through local municipalities.  While these sales are long-term projects, they can yield significant revenue at some point.  As we become more skilled in making presentations to this type of customer, the likelihood that we will be successful in our response to such requests for proposals increases.

Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the years ending July 31, 2009 and July 31, 2008.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2009	2008
	Amount	Amount
Sales	$996,080	59,864
Cost of Sales	677,724	48,822
Selling, General & Administrative Expenses	8,380,170	19,682,954
Research and Development Expenses	6,294,626	15,251,761
Total Operating Costs and Expenses	14,674,796	34,934,715
Operating Loss	(14,356,440)	(34,923,673)

Interest Income	68,437	86,712
Derivative Liability	183,358
Net Loss	$14,471,361	(34,836,961)

Year ended July 31, 2009 compared to Year ending July 31, 2008

Revenues

For the years ending July 31, 2008 and 2009, our revenues increased 1,663%, reflecting the completion of marketable products in late fiscal year 2008. Although we had a contract for larger quantities than were actually sold, 61.8% of our revenues were with Hubbell Lighting, a large OEM, for light engines, our original core product (light engines). In fiscal year 2009, we began to diversify the product line by adding fixtures, the first of which, a decorative streetlight called the “Fairview” after Fairview, Texas, where we completed the installation represented 30.4% of our revenues for the year ending July 31, 2009. We believe the diversification of our product line will result in a broader concentration of sales as we develop new products.

Cost of Sales

For the years ending July 31, 2008 and 2009, our cost of sales increased 1388% ($48,822 for the year ended July 31, 2008 as compared to $677,724 for the year ended July 31, 2008),  commensurate with the completion of marketable products in late fiscal year 2008. Our gross profit margin increased from 19% to 32%. We expect continued volatility in our gross profit margins over the next few years; our target margin is 30% to 40%, but the necessity of reducing prices to establish markets with new products may affect our margins in the future.

Expenses

Please see “Overview” for a discussion of the nature of the work performed and the accomplishments of the expenses we have occurred.

Selling, General and Administrative Expenses

For the year ended July 31, 2009, our selling, general and administrative (“SG&A”) expenses decreased. For the Year period ending July 31, 2009, SG&A expenses decreased $11,302,784 to $8,380, 170 when compared to $19,682,954 for the year ended July 31, 2009.  This decrease was primarily the result of non-cash share-based compensation of $15,320,079, for the year ended July 31, 2008 and compared to $5,238,914 for the year ended July 31, 2009 respectively, related to the hiring of management, marketing and other personnel that were necessary to initiate the company’s product development and operations.

Product Development

While we continue research and development efforts in the solar area, we are also working to create products that can be resold at a profit. This began with our first product, Solartizements (solar-powered substrates). For the year ended July 31, 2008, we spent $227,255 on Solartizements, as opposed to $-0- spent for the year ended July 31, 2009. This reduction reflects the completion of the initial design, but we were unable to develop a customer base for the product due to the cost to the consumer, but it provided insight into both lighting and solar thin film which are businesses we are pursuing vigorously that we believe show promise.

However, during the development of the engineering plan for Solartizements, we became aware of the market potential for low-energy lighting such as LED-based lighting (we use the term Solid-State lighting because one advantage of this type of lighting is its ability to turn on instantaneously as opposed to compact fluorescent lights that need time to warm up, particularly as they age).

The principle type of low-energy lighting currently in the market place is compact fluorescents (CFLs). Solid-State Lighting is a newer technology than CFL technology and lasts significantly longer, does not contain mercury, uses somewhat less energy and we believe it is showing continued improvement each year in performance. We began testing to see if we could develop a light that properly manages heat, as issues in thermal management has prevented LED lighting from enjoying market acceptance. Our engineers did successfully build prototypes that significantly reduce the heat generated by the LEDs and then we began the process of identifying product families that we felt had the most opportunities and began our work on product families in these areas. That process included, where possible, working to obtain orders from customers for specialized lights, which we can design for a particular customer but also sell to other customers as well, such as street lights. Our engineers will then modify our existing core designs to the different specifications of new orders that we received. We have identified several customers and types of lights which we plan to pursue to add to the street lights and loading dock lights we have already built from our initial technology design. Based on order flow and information we obtain from the marketplace regarding overall customer demand, we believe there will be several common lights we can carry in stock, and we plan to consider carrying inventory and supplying customers from inventory as well.

For the year ending July 31, 2009 we spent $1,316,772 on product design for product design for solid-state lighting, as opposed to $3,882,696 for the year ended July 31, 2008, which was due to the effect of equity compensation granted as inducements to our engineering staff . We were able to successfully develop our initial product offerings into the concept of aimed optics and for the development of the lights below in 2009. Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing, and currently represents among the most crucial expenditures of the company. Product development costs by product family for the year ending July 31, 2009, including salaries, are as follows:

Power Supply	133,490
Fairview	167,086
Canopy Light	140,285
Decorative Street Light	109,422
Cobra Head	243,143
Garage Lights	141,450
Switch Plate Light	280,064
Utility & Other	101,832

For a detailed discussion of the status of these projects, please refer to the introduction of Management’s Discussion and Analysis.

For the year ended July 31, 2008, we expended our entire product development effort on the development of light engines used in decorative streetlights and utility lights.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the year ending July 31, 2009, we spent $ 512,281, a reduction in spending in this area by 503% compared to the year ending July 31, 2008, we spent $2,580,422. This was due to a reduction in equity compensation in the year ending July 31, 2009 as compared to July 31, 2008

Research

Research and development expenses in the past primarily consist of labor costs, material costs and facilities. We had maintained an in-house research department that principally has surveyed the current research field for designing an overall program and made optical improvements for the lens of our Solid-State Lighting and Solar programs. However, during the year period ending July 31, 2008, the Company entered into research contracts with EPIR Technologies, Inc. and Dongguk University which most of research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses decreased from $15,251,761 for the year ending July 31, 2008 (see “Item1 – Products of the Company” for a more complete description of the Company’s plans in this area) to $6,294,626 for the year ended July 31, 2008. Research and development expenses primarily consist of labor costs, material costs and facilities. We expense our research and development costs as incurred. .  For the year ended July 31, 2009, Research and Development included $2,546,944 of share-based compensation, $3,500,000 expended with EPIR and $200,000 expended with Dongguk University, whereas for the year ended July 31, 2008, Research and Development included $10,338,500 of share-based compensation and $4,200,000 expended with EPIR and $625,000 expended with Dongguk University.

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

In addition to the above transaction, EPIR and the Company entered into a Stock Purchase Agreement pursuant to which EPIR purchased 37,803,852 shares of common stock of the Company (the “January 2008 Shares”) representing 10% of the issued and outstanding of the Company in consideration for the Company purchasing 202,200 shares of common stock of EPIR representing 10% of the issued and outstanding of EPIR. We spent $3,500,000 on this contract during the year ended July 31, 2009 and $4,200,000 on this contract during the year ended July 31, 2008 which was our first year under this arrangement. In addition during the year ended July 31, 2008, we also incurred $11,608,500 in equity compensation towards these goals, which included an additional 8,990,000 shares issued to employees of EPIR on June 30, 2008 for research, of which our President has reimbursed the Company with shares from his holdings.

Although the research Dongguk University has not proceeded to a product that can be commercialized, we have signed a letter of intent for a 20 megawatt solar facility in the Dominican Republic and have signed a $33 million, ten-year volume purchase agreement with a South Korea for the infrared technology EPIR has developed, for which we recently obtained an export permit from the United States Secretary of State.

Other Income and Expenses

Interest income for the year ended July 31, 2008 was $86,712 compared to $68,437 for the year ended July 31, 2009. This was due to the accumulation of cash from private placements; more cash on hand was maintained during the year ending July 31, 2008 as compared to the year ending July 31, 2009. We had interest expense and derivative expense of $183,358 for the year ended July 31, 2009 compared to July 31, 2008, when we did not have any convertible debentures.

Plan of Operation

We continue to evolve, and we are a very different company in comparison to the year ended July 31, 2008. This is because of new sales and new products and new product families, which will require a different infrastructure featuring increased activity in sales and marketing, increasing efforts to convert research activities into product development activities, and greater focus on product development in development of new products within product families as opposed to searching for new product lines. We presently have 13 employees and approximately 100 people working on our behalf as consultants, sales representatives, and advisors. We believe that the additional sales and marketing people will be necessary to communicate with potential customers of our solid-state lighting and provide the necessary support in terms of customer service, credit and billing and accounting. While we will have other roles such as fulfillment, manufacturing and shipping, we outsource these functions some of the time. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of July 31, 2009, we had $308,495 in cash and cash equivalents. We had receivables, net of allowances,  of $138,196 and inventory of $234,551 and our current liabilities were $2,457,542, although more than 80% of the liabilities are convertible into common stock.

On June 12, 2009, the Company issued convertible debentures in the amount of $500,000 (“Holder”). The Company has promised to pay the Holder or their successors and assigns the principal amount together with accrued unpaid interest on or before December 12, 2010. Interest will accrue on the outstanding principal balance at an annual rate equal to 12%. The Company at its option shall have the right, with three business days advance written notice, to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of the of the Company’s common stock is less than the fixed price ($.10) at the time of the redemption. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the principal amount being redeemed and accrued interest. The debenture is secured by a security agreement between the Company and the Holder. This debenture is convertible into shares of common stock at the option of the Holder, in whole or in part at any time and from time to time, after the original issue date. The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the debenture to be converted by the conversion price. The conversion price is defined as follows: price per share equal to the lesser of (a) $.10 or (b) an amount equal to 50% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date; however, in no event shall the conversion price be less than $.03 per share. We raised an additional $500,000 under a similar arrangement in September, 2009 and converted both debentures to equity in October.

Since we outsource our manufacturing, we are not a capital intensive operation.

We also raised $1,216,053 for the year ending July 31, 2009 and raised $11,057,290 for the year ending July 31, 2008. We believe this decline reflects the downturn in the economy. We have raised an additional $4.1 million dollars in common stock at prices from $.042 to $.06 since July 31, 2009

To date, we have financed our operations primarily through equity contributions by our shareholders. As of November 5, 2009, we had $3,318,656 in cash and cash equivalents. We had receivables of $138,196 and our current liabilities were $2,457,452 as of July 31, 2009, although almost 90% of the liabilities are convertible into common stock. At present levels we incur overhead of $250,000 per month in cash before our research commitments which are scheduled to be $5,000,000 for the year ended July 31, 2009.

Operating Activities

Net cash used in operating activities for the year ended July 31, 2008 amounted to $8,231,137 as compared to $7,357,846 for the year ending July 31, 2009. Net cash used by operating activities was mainly a result of a net loss of $34,836,961 for the year ending July 31, 2008 which included non-cash share-based compensation of $25,764,953.

Investing Activities

Net cash used in investing for the year ending July 31, 2008 was $93,599 as compared to $ 32,941 for the year ending July 31, 2009, due primarily to our purchase of software for product development purposes for year ended July 31, 2009, where as the amounts in the previous period were more for office equipment.

Financing Activities

Our net cash raised in financing activities for the year ending July 31, 2008 was $10,849,786 compared to $1,716,503 for the year ending July 31, 2009. In both periods, we were in the process of completing a private placement for ten cents a share. On or before November 3, 2007, the Company redeemed and retired 37,523,114 of outstanding shares of common stock for $3,752,311. The purchase price was $.10 per share. The number of reissued redeemed shares during the year ended July 31, 2008 totaled 28,948,075.

Cash Requirements

As of November 5, 2009, we had $3,318,656 in cash and cash equivalents. However, we presently anticipate spending approximately $3 million over the next twelve months on operations, $5 million on research and development and have additional product development needs in the amount of $2.5 million to further enhance the cobra head product line we building.  We have increased sales, but payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these new sales.

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of July 31, 2009, the Company has made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $7,700,000. All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerates the Company’s payment of the June 1, 2009 scheduled payment and (ii) allows the Company to issue and deliver to EPIR warrants for the purchase of the Company’s stock. Therefore in consideration of the mutual covenants and other valuable consideration, the Company and EPIR (“the Parties”) agree as follows:

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

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at July 31, 2009.

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

Recent Accounting Pronouncements

See Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

New independent registered public accounting firm

On December 27, 2007 (the “Engagement Date”), the Company engaged BOBBITT PITTENGER & CO. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2009. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

ITEM 9A - CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-K for the year ended July 31, 2009. Based upon that evaluation, the  Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of July 31, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - Other Information

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following are the names and certain other information regarding or current directors and executive officers.

Name	Age	Position
Carl . Carl Smith, III	40	Director, Chairman of the Board and Chief Executive Officer
Robert Fugerer	50	President, Chief Technology Officer and Director
MattheMatthew Veal	50	Chief Financial Officer, Controller and Secretary

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

BOB FUGERER, PRESIDENT, CHIEF TECHNOLOGY OFFICER & DIRECTOR. Mr. Fugerer has been a member of our Board of Directors since April 2006. Prior to 2006 Mr. Fugerer served as principal engineer for electro-optical and signal processing technologies at the Arnold Engineering and Development Center in Tullahoma Tennessee and then Senior Applications Engineer for Arrow Electronics in Tampa Florida. Mr. Fugerer has a Bachelor degree in Engineering Science from Lipscomb University and Bachelor degree in Electrical Engineering from Vanderbilt University where he graduated Summa Cum Laude. Mr. Fugerer also has a Master of Science in Electrical Engineering from the University of Tennessee and Master of Science in Engineering Management from the University of Alabama.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10 percent of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this report any failure to file reports by such dates during fiscal 2009. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2009, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

COMMITTEES OF THE BOARD

Audit Committee

We do not have an Audit Committee, as our board of directors during 2009 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Spencer Abraham Consultant & Chairman – Business Advisory Board

Spencer Abraham is Chairman and CEO of The Abraham Group, an international strategic consulting firm based in Washington, DC. After being nominated by President-elect George W. Bush, Spencer Abraham was sworn in as the tenth Secretary of Energy in United States history on January 20, 2001. He began his tenure in the midst of a severe energy crisis that included the California blackouts, declining domestic energy supplies and insufficient international energy trade opportunities. In response, he helped President Bush devise America's first national energy plan in over a decade and oversaw its implementation. As part of this plan, he led efforts to broaden America's international energy partnerships, working with China, Japan, Russia, the E.U., countries in South America and Africa and certain OPEC nations. Secretary Abraham has been a close observer of world energy markets, and under his leadership the Department of Energy conducted a number of short and long-term studies of world oil, gas, electricity and other markets. Prior to being named Secretary of Energy, Abraham served as a U.S. Senator from Michigan for six years, where he was the author of 22 pieces of legislation signed into law - an  accomplishment for a freshman senator.  He authored three particularly ground-breaking pieces of technology legislation: the Electronic Signature in Global and National Commerce Act, the Government Paperwork and Elimination Act, and the Anti-Cybersquatting Consumer Protection Act. He also chaired two subcommittees: Manufacturing and Competitiveness and Immigration.

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

Don Sipes - Consultant

Don Sipes joined Sunovia Energy Technologies, Inc. in July of 2006 as a lead consultant for the evaluation, development, and deployment of renewable energy strategies with a focus on solar energy, primarily in the area of photovoltaic systems. Sipes was appointed to the Board of Advisors in February of 2007 where he accepted the role of Director of Research and Development. Sipes is instrumental in identifying key requirements within the solar industry that must be addressed to capitalize on the growing market potential, then orchestrating the appropriate research and development efforts necessary to meet those requirements. Currently, Sipes plays a key role on the technology development board that guides the SETI/EPIR partnership to advance the state-of-the-art in photovoltaic technology and associated systems.

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

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an Audit Committee, as our board of directors during 2009 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.  As the Company does not have an Audit Committee, it does not have an Audit Committee Financial Expert.
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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and our other executive officers during the fiscal years ended July 31, 2009 and 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Smith	2008	$0		897,637	0	0	0	$11,369	$909,006
	2009	$0		-0-	0	0	0	0	$0
Robert Fugerer	2008	$150,000		506,978	0	0	0	$10,921	$667,899
	2009	$150,000			0	0	0	0	$150,000
Matthew Veal	2008	$100,000		201,346	0	0	0	$10,298	$311,644
	2009	$100,000			0	0	0		$100,000
Craig Hall	2008	$0		897,637	0	0	0	$11,369	$909,006
	2009	$0		-0-	0	0	0	0	$0
Donna Webb	2008	$43,333		365,000	0	0	0	0	$373,254
	2009	$104,000		0	0	0	0	0	$104,000

Below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
PEO Carl Smith	-0-	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-
PFO. Matthew Veal	-0-	-0-	488,060	488,060.62		5/1/2013	488,060	-0-	-0-
President Robert Fugerer	-0-	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-
Donna Webb	-0-	-0-	488,060	488,060.62		5/1/2013	488,060	-0-	-0-
Craig Hall	-0-	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-

Below is the information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis:

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
PEO Carl Smith	-0-	-0-	-0-	-0-
PFO. Matthew Veal	-0-	-0-	-0-	-0-
President Robert Fugerer	-0-	-0-	-0-	-0-
Donna Webb	-0-	-0-	-0-	-0-
Craig Hall	-0-	-0-	-0-	-0-

DIRECTORS COMPENSATION

The Company has agreed to compensate outside directors 30,000 shares per year of service plus expenses for service on the board of directors, although it currently has no such directors.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer except we have entered into a Change of Control Severance Agreement with Mr. Smith, dated as of December 21, 2005. Pursuant to this agreement, in the event of a change of control as defined in the agreement, we may terminate Mr. Smith’s employment with us. In the event that we terminate Mr. Smith’s employment with us other than for cause (as defined in the agreement), or as the result of his death or disability, then we must pay Mr. Smith the sum of his annual base salary (at the highest rate in effect for any period within three years prior to the Termination Date) plus any annual bonus, incentive, profit sharing, performance discretionary pay (in an amount equal to the product of the target award percentage under the applicable Incentive Pay plan or program in effect immediately prior to the Change of Control). For 12 months following his termination with us, Mr. Smith will also be entitled to receive any employee benefits that are provided under any “welfare plan” (within the meaning of Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended) of the Company. Mr. Smith will also be entitled to receive reimbursement for relocation expenses on a basis consistent with our practices; provided he was relocated at our request within five years of his termination date. However, other than health insurance, Mr. Smith did not receive any remuneration of any kind under his employment plan from May 2008 to November 2009. At the option of Mr. Smith, in the event of a change of control, subject to a maximum of 500,000,000 shares, Craca LLC, a Florid LLC of which Mr. Smith is a Principal shall be granted voting rights on such number of common shares that would result in his having a voting majority of shares needed for any shareholder meeting as governed by our bylaws.

EMPLOYMENT AGREEMENTS

In June 2006, we originally entered into a one-year employment agreement with Carl L. Smith, our Chief Executive Officer. Under the employment agreement Mr. Smith receives a base salary of two million shares of common stock per year. The agreement provides that Mr. Smith will be entitled to receive up to two million shares of common stock for each year of service beginning June, 2007. The agreement was renewed until May, 2008. The agreement grants the same benefits as our other executives but no cash remuneration. Mr. Smith signed a new agreement in Amy 2008, which had no compensation outside of health insurance for Mr. Smith and his family. In November, 2009, Mr. Smith signed a new agreement with the company that compensates him 2,000,000 restricted common shares per year.

The Company granted to Mr. Carl L. Smith, our Chief Executive Officer, additional voting rights (by eliminating the exercise price and exercise restrictions on up to 500,000,000 options in the name of Craca, LLC, a Florida LLC which Mr. Smith is a principal).  so that in the event that an outside party were to acquire 20% or more of the Company and attempt a change in control, Mr. Smith would have the right to vote  be granted enough additional shares so that he would have a voting majority (providing that the Company has sufficient shares of unissued common stock to do so) in any shareholders’ meeting, thus effectively, giving Mr. Smith veto power over any takeover attempt.  Under the voting rights that Mr. Smith holds, the shares would be granted to Mr. Smith without further consideration.  In addition to these voting rights, Mr. Smith holds 65,665,408 shares and 500,000,000 options (in the name of Craca, LLC, a Florida LLC which Mr. Smith is a principal) at an exercise price of 10 cents.

On May 1, 2008, we entered into a new five year contract with Mr. Smith, including extensions, whereby Mr. Smith would continue as the Company’s CEO without additional compensation other than his health insurance benefit. In November, 2009, we signed a new agreement with Mr. Smith that provides annual compensation of 2,000,000 shares in common stock.
.
Effective July 2006 we entered into a one-year employment agreement with Robert H. Fugerer, our President. Under a revised employment agreement we granted Mr. Fugerer two million three hundred fifty thousand shares initially and 500,000 shares for each quarter of service. The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year service and can be renegotiated or terminated by either party with 60 days notice. The agreement granted Mr. Fugerer who became president in January 2007 the same benefits as our other executives, cash remuneration of $150,000 per year and a one-time payment of $60,000. On May 1, 2009, we entered into a new five-year contract with Mr. Fugerer, including extensions, whereby Mr. Fugerer would continue as the Company’s President for a base salary of $150,000 per year, health insurance and 401k benefits, but no other compensation.

On May 29, 2006, we entered into a one-year employment agreement with Matthew A. Veal, Secretary, Controller and our Chief Accounting Officer. Under the agreement, the Company granted Mr. Veal stock of one million shares for each year of service after his initial year of employment in addition to his 2,000,000 founding shares. In the event that Mr. Veal did not complete his initial year of service, he was required to return 1,000,000 shares to the Company (however, Mr. Veal did complete his year of service). The agreement is automatically renewable each year and is subject to conditional vesting based on the completion of each year service and can be renegotiated or terminated by either party with 60 days notice. In May, 2008, Mr. veal signed a new agreement to serve as Chief Financial Officer which grants Mr. Veal the same benefits as other executives of the Company, and an annual salary of $100,000 per year, health insurance and 401k benefits, and 488,060 stock options exercisable at $.62.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of October 19, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

 The following table sets forth certain information regarding beneficial ownership of our common stock as of November 9, 2009:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and
• by all of our officers and directors as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Robert Fugerer** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	54,495,408	4.5%

Carl Smith** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	565,000,409	46.7%

Matthew Veal** 6408 Parkland Drive, Suite 104 Sarasota, Florida 34243	Common Stock	2,543,077	*%

All Officers and Directors As a Group (3 persons)	Common Stock	622,038,894	61.3%

* Less than 1%.
** Executive officer and/or director.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 1, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2) Based on  666,442,882 shares of common stock issued and 544,405,974 options currently exercisable or convertible, or exercisable or convertible within 60 days of November 11, 2009 to purchase common stock outstanding as of October 27, 2009.

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

(2)
On May 1, 2009, the Company adopted the plan and authorized 30 million shares to be reserved for issuance thereunder. All of the shares reserved for issuance under the 2009 Plan may be granted as stock options, or restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2005, we acquired the patent rights (patent applied for) to No. 60/617,263 Titled Substrate with Light Display, applied for on September 2, 2005, from Sparx, Inc., a Florida corporation 100% owned by our Chief Executive Officer. In connection with this acquisition, we paid a royalty of 4.9% of gross sales. Sparx, Inc. had acquired the patent rights from Carl Smith, Craig Hall, and Eric Morin. For the fiscal year ended July 31, 2009, the Company accrued $50,000 under such agreement.

In February, 2008, the Company agreed to finance Novakor, Inc. an entity controlled by Carl Smith,  which entered into a research and development agreement with Dongkuk University of Seoul, South Korea, in which Dongkuk in turn agreed to transfer patent rights to a Zinc Oxide LED Technology that Dongkuk held. Dongkuk performed such research and development services and assigned intellectual property created during the course of those services to Novakor who transferred all such rights to our company in August, 2008. The Company paid $925,000 on behalf of the entity, to the educational institution in the first year. If an agreement is made to extend the agreement to the second year, the Company will pay an additional $2,000,000. If a decision is made to extend the agreement to the third year, the Company will make a final payment of $1,000,000. Presently, we have made no decision regarding a new agreement. In August, 2009, all rights of this entity were transferred to the company without remuneration of any kind to Mr. Smith.

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

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from Bobbitt Pittenger & Co.. that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by Bobbitt Pittenger & Co.. are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired Bobbitt Pittenger & Co’s status as our Independent Registered Public Accounting Firm.

AUDIT FEES
Our principal accountant, Bobbitt Pittenger & Co., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	July 31, 2008	July 31, 2009

Audit fees	$31,000	$27,500
Audit-related fees	$22,100	$16,500
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

ITEM 15. EXHIBITS, Financial Statement Schedules.

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (10)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (10)
10.32	Form of Secured Convertible Debentures dated June 15, 2009(11)
10.33	Form of Security Agreement dated June 15, 2009(11)
10.34	Form of Subsidiary Guarantee dated June 15, 2009 (11)
10.35	Form of Securities Purchase Agreement dated June 15, 2009(11)
10.36	Agreement of Principal Terms and Conditions between the Company and Parque Cibernertica de Santo Domingo SA dated July 7, 2009
10.37	Form of Subscription Agreement dated October 13, 2009 ($.05 per share)
10.38	Form of Subscription Agreement dated October 15, 2009 ($.06 per share)
10.39	Form of Subscription Agreement dated November 9, 2009 ($.042 per share)
10.40	Form of Subscription Agreement dated November 9, 2009 ($.05 per share)
10.41	Form of Subscription Agreement dated November 9, 2009 ($.06 per share)
10.42	Form of Subscription Agreement dated November 12, 2009 ($.05 per share)
10.43	Employment Contract between the Company and Carl Smith, dated November 10, 2009,
10.44	Consulting Agreement between the Company and R.Craig Hall dated November 10, 2009
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

Date: November 12, 2009	By:	/s/ CARL SMITH
Carl Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2009	By:	/s/ MATTHEW VEAL
Matthew Veal
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CARL SMITH	Chief Executive Officer (Principal Executive Officer)	November 12, 2009
Carl Smith	and Chairman of the Board of Directors

/s/ MATTHEW VEAL	Chief Financial Officer (Principal Financial Officer and	November 12, 2009
Matthew Veal	Principal Accounting Officer) and Secretary

/s/ ROBERT FUGERER	President and Director	November 12, 2009
Robert Fugerer

SUNOVIA ENERGY TECHNOLOGIES, INC.

REPORT ON AUDITS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2009 AND 2008

SUNOVIA ENERGY TECHNOLOGIES, INC.

Bobbit, Pettenger & Company, P.A. Certified Public Accountants

October 27, 2009

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
Sarasota , Florida

UREPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sunovia Energy Technologies, Inc. as of July 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. at July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced losses of $14,471,361 and $34,836,961 for the years ended July 31, 2009 and 2008, respectively. As of July 31, 2009, the Company also had a working capital deficiency of $1,745,953. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bobbit,Pittenger & Company, P.A.
Certified Public Accountants

Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$308,495	$5,982,779
Accounts receivable, net	138,196	40,299
Prepaid expenses	30,347	28,801
Inventory	234,551	351,265

TOTAL CURRENT ASSETS	711,589	6,403,144

Furniture and equipment, net	160,462	210,615
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	53,988	53,988

	$4,706,424	$10,448,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146,415	$364,801
Accrued expenses	166,131	177,600
Convertible debenture	500,000	-
Noncash compensation payable	811,638	1,503,374
Common stock redemption	650,000	650,000
Convertible debenture derivative liability	183,358	-

TOTAL CURRENT LIABILITIES	2,457,542	2,695,775

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,500,000,000 shares
authorized: 533,493,450 issued and outstanding at July 31, 2009 and 524,543,964 value par $0.001 issued and outstanding at July 31, 2008	533,493	524,544
Additional paid-in capital	57,014,179	48,020,767
Accumulated deficit	(55,264,315)	(40,792,954)
	2,283,357	7,752,357
Less: treasury stock	(34,475)	-

TOTAL STOCKHOLDERS' EQUITY	2,248,882	7,752,357

	$4,706,424	$10,448,132

See notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31,

	2009	2008

Net sales	$996,080	$59,864

Cost of sales	677,724	48,822

Gross profit	318,356	11,042

Expenses:
Selling, general and administrative	8,380,170	19,682,954
Research and development	6,294,626	15,251,761
Total expenses	14,674,796	34,934,715

Operating loss	(14,356,440)	(34,923,673)

Other income and (expense):
Interest and dividends	68,437	86,712
Convertible debenture derivative loss	(183,358)	-
Total other (expense) income	(114,921)	86,712

Loss before income tax benefit	(14,471,361)	(34,836,961)

Income tax benefit	-	-

Net loss	$(14,471,361)	$(34,836,961)

Loss per share:

Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Weighted average number of common
shares outstanding:

Basic	534,760,575	368,866,089
Diluted	534,760,575	368,866,089

See notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, August 1, 2007	264,913,506	$13,241	$8,786,946	$(5,955,993)	$-	$2,844,194

Common stock redemption
($0.10 per share)	(37,523,114)	(1,875)	(3,750,436)	-	-	(3,752,311)

Stock issued for services
and compensation ($0.10 per share)	18,197,500	11,974	1,807,776	-	-	1,819,750

Reverse stock split, 1 for 4 shares
and change in par value of stock	(175,455,294)	46,793	(46,793)	-	-	-

Shares exchanged for
Acadia Resources, Inc.	7,350,000	7,350	(7,350)	-	-	-

Stock split, 4.5 for 1 share	230,422,843	230,423	(230,423)	-	-	-

Shares issued in private placement
($0.10 per share)
less syndication costs)	110,625,510	110,626	10,946,664	-	-	11,057,290

Stock issued for services
and compensation
($0.73 per share)	5,256,226	5,256	3,831,789	-	-	3,837,045

Shares issued for equity investment
in EPIR Technologies, Inc.	37,803,852	37,804	3,742,581	-	-	3,780,385

Reissuance of previously redeemed stock	28,948,075	28,948	2,865,859	-	-	2,894,807

Stock options granted for services	-	-	9,663,284	-	-	9,663,284

See notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Stock options exercised	24,922,360	24,922	(24,922)	-	-	-

Stock issued for services
and compensation
($1.15 per share)	9,082,500	9,082	10,435,792	-	-	10,444,874

Net loss	-	-	-	(34,836,961)	-	(34,836,961)

Balance, July 31, 2008	524,543,964	524,544	48,020,767	(40,792,954)	-	7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	12,305,274	12,305	1,204,198	-	-	1,216,503

Stock options and warrants
granted for services	-	-	7,332,498	-	-	7,332,498

Shares cancelled	(4,495,000)	(4,495)	4,495	-	-	-

Stock issued for services and
compensation ($0.06-$1.15 per
share)	1,139,212	1,139	452,221	-	-	453,360

Treasury stock received as income from EPIR					(34,475)	(34,475)

Net loss	-	-	-	(14,471,361)	-	(14,471,361)

Balance, July 31, 2009	533,493,450	$533,493	$57,014,179	$(55,264,315)	$(34,475)	$2,248,882

See notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	July 31, 2009	July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(14,471,361)	$(34,836,961)
Adjustments to reconcile net loss to
net cash used in operating activities
Bad debt expense	18,720	-
Depreciation	74,951	55,657
Loss on disposal of fixed assets	8,143	-
Inventory adjustments	410,839	3,300
Stock, stock options, and warrants issued and
granted for services and compensation	7,785,858	25,764,953
Fair value change on convertible debenture derivative liability, net	183,358	-
Treasury stock received as income from EPIR	(34,475)	-
Changes in operating assets and liabilities:
Accounts receivable	(116,617)	(40,299)
Prepaid expenses	(1,546)	(7,076)
Inventory	(294,125)	(311,508)
Accounts payable	(218,386)	247,583
Accrued expenses	(11,469)	63,516
Noncash compensation payable	(691,736)	838,698
Related party payables	-	(9,000)
Net cash used by operating activities	(7,357,846)	(8,231,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(32,941)	(93,599)
Net cash used in investing activities	(32,941)	(93,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debenture	500,000	-
Sale of common stock through private placement, net	1,216,503	11,057,290
Common stock redemption	-	(207,504)
Net cash provided by financing activities	1,716,503	10,849,786

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,674,284)	2,525,050

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	5,982,779	3,457,729

CASH AND CASH EQUIVALENTS,
END OF YEAR	$308,495	$5,982,779

See notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Year	For the Year
	Ended	Ended
	July 31, 2009	July 31, 2008

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash operating and financing activities:

Stock, stock options, and warrants issued and granted for services and compensation	$7,785,858	$25,764,953

Stock redeemed	$-	$3,752,311

Reissuance of redeemed stock	$-	$2,894,807

Shares issued for equity investment in EPIR Technologies, Inc.	$-	$3,780,385

Shares received in cashless exercise of stock options	$-	$125,000

Treasury stock received as income from EPIR	$(34,475)	$-

See notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UOrganization, Nature, and Continuance of OperationsUT

Sunovia Energy Technologies, Inc. (“the Company”) is incorporated in Nevada.  The Company is developing, designing, and integrating photovoltaic solar cells into products for incident management, energy efficient advertising, and low-cost durable solar modules for easy installation and incremental upgrading of capacity.  The Company is also developing and selling environmentally responsible, energy efficient lighting products that are based on the latest and most efficient light emitting diode (LED) technologies and mercury cadmium telluride infrared cells.

On November 27, 2007, Acadia Resources, Inc. (“Acadia”), Sunovia Solar, Inc., a wholly owned subsidiary of Acadia (“Sunovia Solar”) and Sun Energy Solar, Inc. (“Sun Energy Solar”) entered into an Agreement and Plan of Merger which closed on November 28, 2007.  Pursuant to the terms of the Merger agreement, Sun Energy Solar merged with and into Sunovia Solar, which became a wholly-owned subsidiary of Acadia (the “Merger”). The transaction was accounted for as a purchase. On December 17, 2007, Acadia changed its name to Sunovia Energy Technologies, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the years ended July 31, 2009 and 2008 the Company has experienced losses of $14,471,361 and $34,836,961. As of July 31, 2009, the Company also had a working capital deficiency of $1,745,953. To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

U

SUNOVIA ENERGY TECHNOLOGIES, INC.
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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At July 31, 2009, the Company had an uninsured cash and cash equivalent balance of approximately $35,000.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the Chief Executive Officer and largest stockholder.  The agreement requires the Company to expense royalties as product costs during the period in which the related revenues are recorded.  Included in accrued expenses at July 31, 2009 is $51,741 in accrued royalty expense. There was no royalty expense recognized during the year ended July 31, 2008.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable.  The allowance for uncollectible accounts totaled $18,720 at July 31, 2009.  Management deemed all accounts receivable at July 31, 2008 collectible, and accordingly, no allowance for doubtful accounts was required.  Management has not charged interest on accounts receivable as of July 31, 2009.  At July 31, 2009, approximately 72% of accounts receivable are due from two customers.

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had an intangible asset consisting of capitalized patent costs at July 31, 2009 and 2008.  Costs capitalized in association with patents totaled $47,008 at July 31, 2009 and 2008.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Derivative Instruments

Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

Shipping and Handling Costs

Amounts charged to customers for shipping and handling of products is recorded as product revenue.  The related costs are recorded as cost of sales.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the years ended July 31, 2009 and 2008 totaled $19,090 and $25,929, respectively.

Share-Based Payments

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

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of July 31, 2009 and 2008, there were no loss contingencies expected.

U
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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the years ended July 31, 2009 and 2008.

At July 31, 2009, the Company had a net operating loss carryforward of approximately $20,724,000 that may be offset against future taxable income through 2028.  The amount of the income tax benefit for the years ended July 31, 2009 and 2008, before the valuation allowance was applied, totaled approximately $5,427,000 and $13,064,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at July 31, 2009 and 2008 as the effect is antidilutive was 544,405,974 and 507,980,600.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method. Included in selling, general, and administrative expense during the year ended July 31, 2009 are inventory write-downs totaling $410,839 related to inventory obsolescence and waste.

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the years ended July 31, 2009 and 2008.

Transfer of Financial Assets

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement was effective for the first fiscal year that began after August 1, 2007.  Adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.  Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3:  Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. Noncash compensation payable and common stock redemption are carried at cost, which approximates their fair value, because they will be redeemed at these specific amounts. The carrying value of the investment in EPIR is $3,780,385. The fair value is believed to approximate $4,000,000 as of July 31, 2009. The fair value is based on estimates using pricing models that take into account the earning capacity of EPIR as of the balance sheet date. The computation of the fair value was performed by the Company.

Reclassifications

Certain amounts for the year ended July 31, 2008 have been reclassified in the comparative financial statements to be comparable to the presentation for the year ended July 31, 2009.  These reclassifications had no effect on net loss as previously reported.

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by the Company’s Chief Executive Officer and largest stockholder.  As compensation under this agreement, the Company has granted Sparx, Inc., a royalty of 4.9% of gross revenues (see Note A).

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
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

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of July 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax asset
Net operating loss carry forward	$20,726,000	$15,299,000
Valuation allowance	(20,726,000)	(15,299,000)
Net deferred tax asset	-	-

A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows:

	For the year	For the year
	ended	ended
	July 31, 2009	July 31, 2008
Federal income tax (benefit)
at statutory rate	$(4,703,000)	$(11,322,000)
State taxes (benefit)	(724,000)	(1,742,000)
Valuation allowance	5,427,000	13,064,000

Provision (benefit) for income taxes	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - FURNITURE AND EQUIPMENT, NET

At July 31, 2009 and 2008, furniture and equipment consisted of the following:

	2009	2008

Computer equipment	$249,524	$221,540
Furniture and fixtures	14,905	29,350
Leasehold improvements	36,730	36,730
	301,159	287,620
Less: accumulated depreciation	(140,697)	(77,005)

Furniture and equipment	$160,462	$210,615

Total depreciation expense for the years ended July 31, 2009 and 2008 was $74,951 and $55,657, respectively.

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

The Company’s President cancelled 4,495,000 shares during the year ended July 31, 2009.

Treasury Stock

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The fair value of this transaction totaled $34,475.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of three years and commenced on October 1, 2006.  The base rent over the term is approximately $134,000.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the years ended July 31, 2009 and 2008 totaled $59,681 and $62,063, respectively.

Future minimum rental payments are as follows:

Through October 31, 2009                                                                         $11,219

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

Consideration for the agreement included exchanging 37,803,852 shares of the Company’s common stock for 202,200 (10%) shares of EPIR common stock.  The net profits resulting from the sale of any and all EPIR products, EPIR Independent Products, and related products of the Company, directly or indirectly, to any and all third parties will be split equally between EPIR and the Company.

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

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of July 31, 2009, the Company had made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $7,700,000.  All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) allowed the Company to issue and

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

deliver to EPIR warrants for the purchase of the Company’s stock (see Note O). Therefore in consideration of the mutual covenants and other valuable consideration, the Company and EPIR (“the Parties”) agreed as follows:

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

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, shall, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.

Payments as shown on the following schedule through June 1, 2009 have been made by the Company.

SUNOVIA ENERGY TECHNOLOGIES, INC.
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
$ 23,700,000

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

On June 30, 2008, The Company issued 8,990,000 shares, valued at $10,338,500 or $1.15 per share to employees of EPIR Technologies, Inc. for research. The Company’s Chief Executive Officer and President agreed to cancel 4,495,000 shares each of their outstanding common stock to offset the dilution to the Company’s common stock shares. The Company’s President cancelled 4,495,000 shares during the year ended July 31, 2009 (see Note E).

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The value of this transaction totaled $34,475 (see Note E).

NOTE H – SEGMENT INFORMATION

The Company is organized into operating segments based on product groupings. These operating segments have been aggregated into two reportable business segments: Solar Substrate and Lighting Product. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations. The accounting policies of the business segments are the same as the policies described in Note A.

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

Consolidated Operations by Business Segment
For the year ended July 31, 2009

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$996,080	$-

Operating loss	$(6,029,171)	$(7,814,448)	$(512,821)

Interest and dividends	$-	$-	$68,437

Convertible debenture derivative loss	$-	$-	$(183,358)

Depreciation and amortization	$-	$-	$(74,951)

Assets	$3,780,385	$533,209	$392,830

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SEGMENT INFORMATION (CONTINUED)

Consolidated Operations by Business Segment
For the year ended July 31, 2008

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$59,864	$-

Operating loss	$(23,280,403)	$(9,062,848)	$(2,580,422)

Interest income	$-	$-	$86,712

Depreciation and amortization	$-	$-	$(55,657)

Assets	$3,780,385	$600,865	$6,066,882

NOTE I - RETIREMENT PLAN

The Company sponsors a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement expense for the years ended July 31, 2009 and 2008 was approximately $23,000 and $17,000, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the period years ended July 31, 2009 and 2008 include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has signed a series of contracts with stockholders, directors, and consultants as listed below:

In June 2006, the Company entered into a one-year employment agreement with its Chief Executive Officer.  Under the employment agreement, the Chief Executive Officer received a base salary of two million shares of common stock per year.  The employment agreement further provided up to two million shares of common stock for each year of service beginning June, 2007.  In May 2008, the Company entered into a new contract with its Chief Executive Officer that reduced compensation to employee benefits only.

In June 2006, the Company entered into an employment agreement with its Co-founder and current Business Development Representative.  Under the employment agreement, the Co-founder and current Business Development Representative received a base salary of two million shares of common stock per year.  The employment agreement further provided up to two million shares of common stock for each year of service beginning June, 2007.  In May, 2008, the Company entered into a new contract with its Co-founder and Business Development Representative that reduced compensation to employee benefits only.

Under an employment agreement dated January 25, 2007, the Company granted the President two million three hundred fifty thousand shares of common stock initially and five hundred thousand shares for each quarter of service.  The employment agreement granted the President cash remuneration of $150,000 per year and a one-time payment of $60,000. In May 2008, the Company entered into a new contract with its President that eliminated all equity compensation but retained all other terms.

In May 2006, the Company entered into a one-year employment agreement with its current Chief Financial Officer.  Under the employment agreement, the Company granted the current Chief Financial Officer one million shares of common stock for each year of service after his initial year of employment in addition to his two million founding shares.  The employment agreement was automatically renewable each year and was subject to conditional vesting based on the completion of each year of service.  The employment agreement granted the Chief Financial Officer an annual salary of $100,000 per year. In May 2008, the Company entered into a new contract with its Chief Financial Officer with the same terms and an additional provision that he receive 488,060 stock options to purchase common stock at $0.62 per share (see Note O).

Effective May 1, 2008, the Company entered into new employment agreements with its employees. These agreements superseded all employment agreements between the Company and the employees. Under the new agreements, 4,880,600 stock options were granted to ten employees including the Chief Financial Officer, noted above (see Note O).

In May 2006, the Company entered into a consulting agreement with an individual who had worked with the Company in its initial stage whereby the individual would develop relationships with customers that the Company considers crucial to its development and long term success. On March 17, 2008, the Company and the individual entered into an amended and restated consulting agreement whereby the individual would provide the Company with services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liaison to various

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

corporations.  The term of the agreement began on May 22, 2006 and was effective through May 2009. As compensation for providing such services, the Company issued to the individual (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years (see Note O) and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which were issued in January 2009. In May 2008, 25,000,000 options were exercised on a cashless basis.

In July 2007, the Company entered into a two-year agreement with a strategic business advisor.  The business advisor scrutinizes Company products and opportunities, and makes recommendations that he feels will be important to realizing value and furthering efficiencies within the Company.  The agreement was revised in October, 2008. Under the revised agreement, the advisor received a fee of 1,000,000 shares of common stock.  In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares of common stock (see Note O). The equivalent options were issued to the strategic business advisor under the revised agreement with 1/3 vesting as of the effective date of the contract, 1/3 vesting on July 16, 2009, and the remainder on July 16, 2010.

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

In August 2007, the Company entered into a six month consulting agreement with an individual. The consultant rendered engineering services in accordance with generally accepted and currently recognized engineering practices, procedures, and principles. In consideration for services rendered, the Company issued the consultant 500,000 shares of common stock.

In December, 2007, the Company entered into a one year consulting agreement with an individual.  The consultant rendered research, product development, and strategic partnership development advice.  In consideration for services rendered, the Company paid the consultant a fee equal to 125,000 shares of common stock every three months.  In addition, the Company provided an option to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share and an expiration date of December 31, 2009 (see Note O).

In January, 2008, the Company entered into agreement with their stock transfer agent. The transfer agent provides services as the Company’s transfer agent and edgarization service provider. In consideration for services rendered, the Company agreed to pay the transfer agent a fee equal to 62,500 shares of the Company’s common stock quarterly.

In February, 2008, an entity which the Company has agreed to finance, entered into a research and development agreement with an educational institution in exchange for certain patent rights. The educational institution performs research and development services and assigns intellectual property created during the course of those services to the entity, who in turn will assigns such rights to the Company.  During the years ended July 31, 2009 and 2008, the Company paid $200,000 and $625,000 to the educational institution, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In June, 2008, the Company entered into a one year strategic sales, marketing, sourcing, consulting and representation agreement with a professional organization. The organization acted as the Company’s non-exclusive sales representative.  The Company agreed to pay the organization $100,000 per year payable monthly as well as 500,000 shares annually of common stock paid quarterly beginning October 1, 2008 during the term of the agreement. This agreement was terminated March 31, 2009.

In June, 2008, the Company entered into a three year consulting agreement with an individual. The individual provides advice and recommendations and introduces the Company to nationally recognized entities. In consideration for services rendered, the Company has issued the consultant 265,000 shares of common stock.

In June, 2008, the Company entered into a three month consulting agreement with a company. The consultant provided advice to the Company in corporate development and strategic planning. In consideration for services rendered, the Company paid the consultant a fee equal to $2,500 and 15,000 shares of common stock per month.

In June, 2008, the Company entered into an agreement with a company. The consultant serves as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company pays the consultant on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  A total of 1,000,000 options vested during the years ended July 31, 2009 and 2008 (see Note O).

On June 30, 2008, The Company issued 8,990,000 shares to employees of EPIR technologies inc. as compensation. The Company’s Chief Executive Officer and Business Development Representative have agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock. During the year ended July 31, 2009, the Company’s President canceled 4,495,000 shares of his common stock (see Note G).

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization provides assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other personnel matters. In consideration for services rendered, the Company paid the organization a monthly retainer amount of $10,000. The agreement required the Company to issue the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of 2010. The Company issued the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 500,000 shares of common stock. The equivalent options were then issued to the organization. The 700,000 options vested during year ended July 31, 2009. (see Note O). This agreement was terminated in September 2009.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In October 2008, the Company entered into a one year consulting agreement with a consulting company. This agreement was revised in November 2008. The consulting company (i) assists with the development of advertising and marketing programs and materials, (ii) reviews and makes any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assists with key executive searches and offer executive qualification evaluations,  (iv) consults biweekly with the President and/or CEO of the Company, (v) attends select meetings with the President and/or CEO of the Company, and (vi) assists with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company pays the consulting company a fee of $15,000 per month. These payments were suspended prior to July 31, 2009. During the year ended July 31, 2009, the consulting company received stock options for 3,800,000 shares of common stock of the Company (See Note O).

In January 2009, the Company entered into a three year consulting agreement with an individual. The individual provides advice and recommendations to the Company and introduces the Company to nationally recognized entities. In consideration for services rendered, the consultant will receive options consisting of 1,900,000 shares of common stock of the Company. The Company entered into two additional consulting agreements with two individuals who are employed by the above consultant. The term of the agreements is three years. These individuals provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultants will each receive options consisting of 50,000 shares of common stock of the Company (See Note O).

In March 2009, the Company entered into a three year consulting agreement with an individual. The individual renders engineering services in accordance with generally accepted and currently recognized engineering practices, procedures, and principles. In consideration for services rendered, the individual receives $100,000 per year as well as a bonus of 5% of any governmental grants or investment capital that is procured through the direct efforts of the individual.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $7,094,122 and $26,633,647 for the years ended July 31, 2009 and 2008, respectively. For the year ended July 31, 2009, consulting expenses paid or accrued for payment in common stock or common stock options, totaled $7,094,122. For the year ended July 31, 2008, salary, consulting and research and development expenses paid or accrued for payment in common stock, totaled $6,362,878, $9,932,269, and $10,338,500, respectively.

NOTE O – STOCK OPTION PLANS

The Company granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option agreement provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the agreement, the option exercise price equals $.10, which was the stock's market price on the

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

date of grant.  In December, 2007, the Chief Executive Officer then transferred the options to Craca Properties, LLC, which he had become 100% owner of. In October, 2008, the CEO transferred certain rights to one of the Company’s consultants and effectively retired (and the Company accounted for the reissuance) of 3,500,000 options at ten cents.

The equivalent options were then issued to two consultants of the Company (See Note M). 1,500,000 vested in October 2008, 1,000,000 vested on July 16, 2009, and the remaining 1,000,000 will vest on July 16, 2010.

The Company measured compensation for 500,000,000 common stock options under APB Opinion No. 25. No compensation cost was recognized as the purchase price for the options was at or above the fair market value of the underlying stock at the date of grant.

On December 6, 2007, options for 100,000 shares were issued to a consultant to the Company for services, exercisable at a price of $.10. The total consulting expense related to these options totaled $20,080.

On March 17, 2008, options for 25,000,000 shares were issued to a consultant to the Company for services, exercisable at a price of $.005. The total consulting expense related to these options was $6,215,000. These options were exercised on a cashless basis in May 2008.

The fair values of the December 6, 2007 and the March 17, 2008 options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected lives of 2-7 years.  No dividends were assumed in the calculations.

In April 2008, the Company’s Board of Directors approved the 2008 Incentive Stock Plan which authorizes, up to a maximum of 30,000,000 shares, for the granting of awards to key employees, directors, and consultants in the form of options to purchase the Company’s common stock or restricted stock. The Company’s Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the plan. The Company measures compensation for these options under SFAS 123R.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at July 31, 2009.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10.  The options vest over a period of three years, with 500,000 options each vesting during the years ended July 31, 2009 and 2008.  The consulting expense related to the vested options totaled $690,644.  The unrecognized compensation cost associated with these options is $3,150,551.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

The fair values of the May 1, 2008 and June 6, 2008 options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 3 years.  No dividends were assumed in the calculations.

On October 1, 2008, the Chief Executive Officer effectively cancelled 500,000 of his 500,000,000 outstanding options. The equivalent options, exercisable at $.10, were then issued to a consultant under an agreement dated October 1, 2008 (see Note M). The consulting expense related to these options totaled $275,000 The Company also granted an option for an additional 200,000 shares of common stock to the consultant on October 1, 2008, exercisable at $.4875. The consulting expense related to these options totaled $116,020.

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note M). The equivalent options, exercisable at $.10, were issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares vested on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense related to these options totaled $1,500,000. The unrecognized compensation cost associated with these options is $700,000.

On November 13, 2008, options for 3,800,000 shares, exercisable at $.10, were granted to a consultant. The options vested during the year ended July 31, 2009. The consulting expense related to these options totaled $1,919,054.

The fair values of the October 1, 2008 options for 200,000 shares and the November 13, 2008 options for 3,800,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

The fair values of the October 1, 2008 and October 28, 2008 options for 500,000 and 2,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 15 years.  No dividends were assumed in the calculations.

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

On January 1, 2009, options for 162,687 shares were issued to an employee of the Company for services, exercisable at $.62. The consulting expense related to these options totaled $15,928.

On January 12, 2009, options for 162,687 shares were issued to an employee of the Company for services, exercisable at $.62. The consulting expense related to these options totaled $13,562.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE O – STOCK OPTION PLANS (CONTINUED)

On January 27, 2009, options for 1,900,000 shares were granted to a consultant to the Company for services, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. Options for 100,000 shares were also issued to two individuals that work for this consultant, exercisable at a price of $.10. The consulting expense related to these options totaled $32,284.  The unrecognized compensation expense associated with these options is $161,496.

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

The fair value of the January 1, 2009 and January 12, 2009 options for 162,687 shares each is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk- free interest rates of 6%, expected volatility of 130% and expected life of 3 years.  No dividends were assumed in the calculations.

The fair value of the January 27, 2009 options for a total of 2,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

On April 15, 2009, warrants for 25,000,000 shares were granted to EPIR, exercisable at a price of $.10 (see Note G). The research and development expense related to these warrants totaled $2,546,944.

The fair value of the April 15, 2009 warrants for 25,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 2.82%, expected volatility of 130% and expected life of 7 years.  No dividends were assumed in the calculations.

A summary of the Company’s stock option activity is as follows for the years ended July 31, 2009 and 2008.  The following summary, presents information regarding outstanding stock options as of July 31, 2009 and 2008 and changes during the years then ended.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

July 31, 2009
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	507,980,600	$0.105		$
Options granted	39,925,374	0.092
Options cancelled	(3,500,000)	0.100
Outstanding at July 31, 2009	544,405,974	$0.104	$277,250	10.6 years
Exercisable at July 31, 2009	539,739,174	$0.104	$277,250	10.6 years

July 31, 2008
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	500,000,000	$0.100		$
Options granted	32,980,600	0.105
Options cancelled	(25,000,000)	0.100
Outstanding at July 31, 2008	507,980,600	$0.105	$454,644,628	11.9 years
Exercisable at July 31, 2008	507,980,600	$0.105	$454,644,628	11.9 years

Aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on July 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on July 31, 2009. This amount changes based on the fair market value of the Company’s stock.

NOTE P – CONVERTIBLE DEBENTURE

On July 2, 2009, the Company entered into a securities purchase agreement (the “Agreement”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $500,000 of 12% Senior Secured Convertible Debentures for an aggregate purchase price of $500,000 (the “Debentures”). The Debentures bear interest at 12% and mature twelve months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to fifty percent (50%) of the lowest closing bid price of the common stock, $0.001 par value for the five (5) trading days immediately preceding the conversion date; provided, however, in no event shall the conversion price be less than $0.03 per share.

The conversion price of the Debentures is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Each of the Investors has contractually agreed to restrict their ability to convert the Debentures such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONVERTIBLE DEBENTURE (CONTINUED)

The full principal amount of the Debentures is due upon a default under the terms of the Debentures. The Debentures rank senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company. The Company’s obligations under the Debentures are guaranteed by the Company’s wholly-owned subsidiaries. At any time prior to the maturity of the Debentures, the Company may, upon written notice, redeem the Debentures in cash at 120% of the then outstanding principal amount of the Debentures, plus accrued interest thereon, provided the closing bid price of the of the Company’s common stock, as reported by Bloomberg, LP, is less than $0.10 at the time of the redemption.

The Company has valued the conversion features in their convertible notes using a valuation model, with the assistance of a valuation consultant.  The model values the embedded derivatives based on a probability weighted discounted cash flow model.  This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) the Company exercises its right to convert the debentures and (5) the Company defaults on the debentures.  The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur.  Based on the analysis of these factors, the Company uses the model to develop a set of management’s projections.  These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved.  A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

As a result of the convertible debentures, the Company has determined that the conversion feature of the convertible debentures and the warrants issued with the convertible debentures are embedded derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

The fair value of the embedded conversion option at July 2, 2009 was $790,856, which exceeds the face value of the debenture by $290,856. The fair value of the embedded conversion option at July 31, 2009 was $683,358, which is a decrease of $107,498 from the fair value calculation at July 2, 2009. The amount of the fair value that exceeds the face value of $500,000 of the Debentures is shown as convertible debenture derivative liability with a corresponding charge to income during the year ended July 31, 2009.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company has not yet determined what effect, if any, adoption of this Statement will have on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) – a replacement of FASB Statement No. 162 (“SFAS 168”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS 168 in the first quarter of fiscal year 2010. As the Codification was not intended to change or alter existing GAAP, the adoption of SFAS 168 is not expected to have a material effect on the Company’s financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – SUBSEQUENT EVENTS

As of July 31, 2009, the Company was obligated on $500,000 face amount of Debentures issued to the Investor. The Debentures were a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. On September 28, 2009, the fair value of the convertible debenture, which includes the convertible debenture derivative liability, together with the related accrued interest, was converted to 16,703,345 shares of common stock which settled the obligation in full (see Note P).

On August 12, 2009, the Company entered into a securities purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $500,000 of 12% Senior Secured Convertible Debentures for an aggregate purchase price of $500,000 (the “Debentures”). The Debentures bear interest at 12% and mature twelve months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to fifty percent (50%) of the lowest closing bid price of the common stock, $0.001 par value (the “Common Stock”) for the five (5) trading days immediately preceding the conversion date; provided, however, in no event shall the conversion price be less than $0.03 per share (“Initial Conversion Price”).

The conversion price of the Debentures is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Each of the Investors has contractually agreed to restrict their ability to convert the Debentures such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The full principal amount of the Debentures is due upon a default under the terms of the Debentures. The Debentures rank senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company. The Company’s obligations under the Debentures are guaranteed by the Company’s wholly-owned subsidiaries.

At any time prior to the maturity of the Debentures, the Company may, upon written notice, redeem the Debentures in cash at 120% of the then outstanding principal amount of the Debentures, plus accrued interest thereon, provided the closing bid price of the of the Company’s Common Stock, as reported by Bloomberg, LP, is less than $0.10 at the time of the redemption.

On September 28, 2009, the convertible debenture face amounts for the $500,000 of convertible debentures dated August 12, 2009, together with accrued interest, was secured September 28, 2009 for 16,689,498 shares of common stock which settled that obligation in full.

On August 1, 2009, the company issued 19,900,398 common shares to EPIR Technologies, Inc. in lieu of its required payment of $1,000,000 due on that same date. On October 1, 2009, the Company made the payment due to EPIR Technolgies in cash.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE R – SUBSEQUENT EVENTS (CONTINUED)

Effective October 5, 2009, the Company entered into employment agreements with 10 employees which provides for 3,000,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan (see Note O).  The options have an exercise price of $0.083. The compensation expense related to these options totaled approximately $234,000.

On October 13, 2009, 14 investors purchased an aggregate of 20,000,000 shares of common stock at $0.05 per share for an aggregate purchase price of $1,000,000 from the Company.  Additionally, on October 15, 2009, one accredited investor purchased an aggregate of 1,750,000 shares of common stock at $.06 per share for an aggregate purchase price of $105,000 from the Company.

On November 9, 2009, one accredited investor purchased an aggregate of 5,000,000 shares of common stock at $.06 per share for an aggregate purchase price of $300,000 from the Company, 23  investors purchased an aggregate of 38,905,000 shares of common stock at $.05 per share for an aggregate purchase price of $1,945,250 from the Company, and one accredited investor purchased an aggregate of 30,952,381 shares of common stock at $.042 per share for an aggregate purchase price of $1,300,000 from the Company.