Form 10-Q
period 2009-10-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2009-12-21
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of December 21, 2009 was 687,476,215.

FORM 10-Q

PART 1: FINANCIAL STATEMENTS
SUNOVIA ENERGY TECHNOLOGIES, INC.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008
SUNOVIA ENERGY TECHNOLOGIES, INC.

SUNOVIA ENERGY TECHNOLOGIES, INC.

CONTENTSU

PAGEU
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	6

CONSOLIDATED BALANCE SHEETS	7

CONSOLIDATED STATEMENTS OF OPERATIONS	8

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11-35

December 17, 2009

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc., as of October 31, 2009 and the related consolidated statements of operations and cash flows for the three months ended October 31, 2009 and 2008 and the related consolidated statement of changes in stockholders’ equity for the three months ended October 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sunovia Energy Technologies, Inc., as of July 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and in our report dated October 27, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced losses of $4,789,598 and $2,912,017 for the three months ended October 31, 2009 and 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bobbit, Pittenger & Company, P.A.

Bobbit, Pittenger & Company, P.A.
Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$418,501	$308,495
Accounts receivable	182,714	138,196
Prepaid expenses	12,395	30,347
Inventory	236,777	234,551

TOTAL CURRENT ASSETS	850,387	711,589

Furniture and equipment, net	150,016	160,462
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	53,988	53,988

TOTAL ASSETS	$4,834,776	$4,706,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$278,348	$146,415
Accrued expenses	200,057	166,131
Convertible debenture	-	500,000
Noncash compensation payable	820,388	811,638
Common stock redemption	650,000	650,000
Convertible debenture derivative liability	-	183,358

TOTAL CURRENT LIABILITIES	1,948,793	2,457,542

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 612,808,557 and 533,493,450 at October 31, 2009 and July 31, 2009, respectively, issued and outstanding	612,808	533,493
Additional paid-in capital	62,361,563	57,014,179
Accumulated deficit	(60,053,913)	(55,264,315)
	2,920,458	2,283,357
Less: treasury stock	(34,475)	(34,475)

TOTAL STOCKHOLDERS' EQUITY	2,885,983	2,248,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,834,776	$4,706,424

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2009	October 31, 2008
	(Unaudited)	(Unaudited)

Net sales	$240,871	$310,823

Cost of sales	286,082	282,171

Gross margin	(45,211)	28,652

Expenses:
Selling, general and administrative	1,429,735	1,231,968
Research and development	2,019,034	1,731,254
Total expenses	3,448,769	2,963,222

Operating loss	(3,493,980)	(2,934,570)

Other income:
Interest and dividends	460	22,553
Convertible debenture derivative loss	(1,296,078)	-
Total other income	(1,295,618)	22,553

Loss before income tax benefit	(4,789,598)	(2,912,017)

Income tax benefit	-	-

Net loss	$(4,789,598)	$(2,912,017)

Loss per share:

Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding:

Basic	572,571,670	527,541,587
Diluted	572,571,670	527,541,587

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, August 1, 2008	524,543,964	$524,544	$48,020,767	$(40,792,954)	$-	$7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	12,305,274	12,305	1,204,198	-	-	1,216,503

Stock options and warrants
granted for services	-	-	7,332,498	-	-	7,332,498

Shares cancelled	(4,495,000)	(4,495)	4,495	-	-	-

Stock issued for services and
compensation ($0.06-$1.15 per	1,139,212	1,139	452,221	-	-	453,360
share)

Treasury stock received as income
from EPIR	-	-	-	-	(34,475)	(34,475)

Net loss	-	-	-	(14,471,361)	-	(14,471,361)

Balance, July 31, 2009	533,493,450	533,493	57,014,179	(55,264,315)	(34,475)	2,248,882

Shares issued in private placement
($0.05-$0.06 per share)	26,755,000	26,755	1,378,495	-	-	1,405,250

Shares issued to EPIR in
accordance with R&D agreement	19,900,498	19,900	980,100	-	-	1,000,000

Shares issued to settle debentures	30,992,943	30,993	2,448,443	-	-	2,479,436

Stock issued for services and
compensation ($0.07 per share)	1,666,666	1,667	115,000	-	-	116,667

Stock options and warrants
granted for services	-	-	425,346	-	-	425,346

Net loss	-	-	-	(4,789,598)	-	(4,789,598)

Balance, October 31, 2009	612,808,557	$612,808	$62,361,563	$(60,053,913)	$(34,475)	$2,885,983

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2009	October 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,789,598)	$(2,912,017)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	10,446	16,079
Inventory adjustment	24,420	-
Convertible debenture derivative loss	1,296,078	-
Stock issued and stock options issued for services and compensation	1,542,013	1,682,452
Changes in operating assets and liabilities:
Accounts receivable	(44,518)	(251,598)
Prepaid expenses	17,952	(17,319)
Inventory	(26,646)	50,647
Other receivables	-	(16,500)
Other assets	-	(33,804)
Accounts payable	131,933	(220,058)
Accrued expenses	33,926	-
Noncash compensation payable	8,750	(1,117,068)
NET CASH USED BY OPERATING ACTIVITIES	(1,795,244)	(2,819,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(11,485)
NET CASH USED BY INVESTING ACTIVITIES	-	(11,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debenture	500,000
Equity contributed by private placement	1,405,250	676,454
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,905,250	676,454

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,006	(2,154,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	308,495	5,982,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$418,501	$3,828,562

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES:
Stock, stock options, and warrants issued and granted for services and compensation	$1,542,013	$1,682,452

Treasury stock redeemed included in payables	$-	$3,765,816

See report of independent registered public accounting firm
and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended October 31, 2009 and 2008 the Company has experienced losses of $4,789,598 and $2,912,017. As of October 31, 2009, the Company also had a working capital deficiency of $1,098,406.  To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At October 31, 2009, the Company had an uninsured cash balance of approximately $171,000.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the Chief Executive Officer and largest stockholder.  The agreement requires the Company to expense royalties as product costs during the period in which the related revenues are recorded.  Included in accrued expenses at October 31, 2009 is $63,951 in accrued royalty expense. There was no royalty expense recognized during the three months ended October 31, 2008.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts totaled $18,720 at October 31, 2009 and July 31, 2009.  Management has not charged interest on accounts receivable as of October 31, 2009.  At October 31, 2009, approximately 48% of accounts receivable are due from two customers.

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

Accounting for Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is now codified under ASC Topic 360, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain intangibles and goodwill.  In evaluating for possible impairment, the Company uses an estimate of undiscounted cash flows.  Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.  The Company has not recorded any impairment losses since inception.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which is now codified under ASC Topic 350, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had an intangible asset consisting of capitalized patent costs at October 31, 2009 and July 31, 2009.  Costs capitalized in association with patents totaled $47,008 at October 31, 2009 and July 31, 2009.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Derivative Instruments

Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which is now codified under ASC Topic 815, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which is now codified under ASC Topic 815 (“ASC 815”), which requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Research and Development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, which is now codified under ASC Topic 730, Research and Development ("R&D") expenses are charged to operations when incurred.  R&D is performed internally, and the Company does not perform R&D for other entities.  The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the three months ended October 31, 2009 and 2008 totaled $2,002 and $8,077, respectively.

Stock Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is now codified under ASC Topic 718 (“ASC 718”), requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  The Company adopted ASC 718 using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost.  Under the modified prospective approach, ASC 718 applies to new awards and to awards that were outstanding on August 1, 2006 that are subsequently modified, repurchased or cancelled.

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of October 31, 2009 and July 31, 2009, there were no loss contingencies expected.

Income Taxes (Benefits)

The Company utilizes the guidance provided by SFAS No. 109, “Accounting for Income Taxes”, which is now codified under ASC Topic 740.  Deferred tax assets and liabilities are determined based on the difference between the basis of assets and liabilities for financial statement and income tax purposes as measured by the enacted tax rates that are expected to be in effect when these differences reverse.  Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the three months ended October 31, 2009 and 2008.

At October 31, 2009, the Company had a net operating loss carryforward of approximately $22,522,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the three months ended October 31, 2009 and 2008, before the valuation allowance was applied, totaled approximately $1,796,000 and $1,212,000, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at October 31, 2009 and 2008 as the effect is antidilutive was 547,405,974 and 508,247,267.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method. Included in selling, general, and administrative expense during the three months ended October 31, 2009 are inventory write-downs totaling $24,420 related to inventory obsolescence and waste. There were no write-downs related to inventory obsolescence and waste during the three months ended October 31, 2008. Included in inventory at October 31, 2009 are consigned components totaling $74,414.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which is now codified under ASC Topic 220.  The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements.

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the three months ended October 31, 2009 and 2008.

Transfer of Financial Assets

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”, which is now codified under ASC Topic 860.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  Adoption of this statement has not had any material effect on the Company’s financial position or results of operations.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is now codified under ASC Topic 820 (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. Noncash compensation payable and common stock redemption are carried at cost, which approximates their fair value, because they will be redeemed at these specific amounts. The carrying value of the investment in EPIR is $3,780,385. The fair value is believed to approximate $4,000,000 as of October 31, 2009. The fair value is based on estimates using pricing models that take into account the earning capacity of EPIR as of the balance sheet date. The computation of the fair value was performed by the Company.

Reclassifications

Certain amounts for the three months ended October 31, 2008 have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended October 31, 2009.  These reclassifications had no effect on net loss as previously reported.

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

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of October 31, 2009 and July 31, 2009 is as follows:

	October 31, 2009	July 31, 2009

Deferred tax asset
Net operating loss carryforward	$22,522,000	$20,726,000

Valuation allowance	(22,522,000)	(20,726,000)

Net deferred tax asset	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES (CONTINUED)

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2009	October 31, 2008
Federal income (tax) benefit
at statutory rate	$1,533,000	$932,000
State (taxes) benefit	263,000	160,000
Valuation allowance	(1,796,000)	(1,092,000)

(Provision) benefit for income taxes	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - FURNITURE AND EQUIPMENT, NET

At October 31, 2009 and July 31, 2009 furniture and equipment consisted of the following:

	October 31, 2009	July 31, 2009

Computer equipment	$249,524	$249,524
Furniture and fixtures	34,308	34,308
Leasehold improvements	17,327	17,327
	301,159	301,159
Less: accumulated depreciation	(151,143)	(140,697)

Furniture and equipment	$150,016	$160,462

Total depreciation expense for the three months ended October 31, 2009 and 2008 was $10,446 and $16,079, respectively.

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

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term was for a period of three years and commenced on October 1, 2006.  The base rent over the term was approximately $134,000.  The lease was renewed for an additional year effective November 1, 2009. The Company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the three months ended October 31, 2009 and 2008 totaled $16,754 and $18,606, respectively.  Future minimum rental payments are as follows:

For the fiscal year ended 2010:	$44,874
For the fiscal year ended 2011:	11,219
$56,093

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

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of June 1, 2009 the Company had made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $7,700,000. The August 1, 2009 and October 1, 2009 payments were satisfied through the issuance of the Company’s common stock. All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) allowed the Company to issue and deliver to EPIR warrants for the purchase of the Company’s stock (see Note O). Therefore in consideration of the mutual covenants and other valuable consideration, the Company and EPIR (“the Parties”) agreed as follows:

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

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, shall, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.  Effective August 1, 2009, the Company issued 19,900,498 shares of the Company’s common stock to EPIR in satisfaction of the August 1, 2009 payment.  In satisfaction of the October 1, 2009 payment, the Company issued 20,000,000 shares of common stock at $.05 per share to select EPIR employees. The EPIR employees remitted $1,000,000 to EPIR for the shares. The funds were retained by EPIR and accounted for as the October 1, 2009 payment from the Company.

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

Consolidated Operations by Business Segment
For the three months ended October 31, 2009

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$240,871	$-

Operating loss	$(2,019,033)	$(1,377,384)	$(97,563)

Interest income	$-	$-	$460

Convertible debenture derivative loss	$-	$-	$(1,296,078)

Depreciation and amortization	$-	$-	$10,446

Assets	$3,780,385	$569,507	$484,884

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

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the three months ended October 31, 2009 and 2008 was approximately $6,300 and $4,400, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the three months ended October 31, 2009 and 2008, include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

In May 2008, the Company entered into an employment agreement with its current Chief Financial Officer.  The employment agreement granted the Chief Financial Officer an annual salary of $100,000 per year and an additional provision that he receive 488,060 stock options to purchase common stock at $0.62 per share (see Note O).

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

In June, 2008, the Company entered into an agreement with a company. The consultant serves as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company pays the consultant on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  A total of 1,000,000 options has vested as of October 31, 2009 (see Note O).

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

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization provides assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other personnel matters. In consideration for services rendered, the Company paid the organization a monthly retainer amount of $10,000. The agreement required the Company to issue the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of 2010. The Company issued the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 500,000 shares of common stock. The equivalent options were then issued to the organization. The 700,000 options vested during year ended July 31, 2009 (see Note O). This agreement was terminated in September 2009.

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

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $1,550,763 and $565,385 for the three months ended October 31, 2009 and 2008, respectively. For the three months ended October 31, 2009 consulting expenses paid or accrued for payment in common stock or common stock options, totaled $1,550,763.  For the three months ended October 31, 2008, consulting expense paid or accrued for payment in common stock, totaled $565,385.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS

The Company granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option agreement provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the agreement, the option exercise price equals $.10, which was the stock's market price on the date of grant.  In December, 2007, the Chief Executive Officer then transferred the options to Craca Properties, LLC, which he had become 100% owner of. In October, 2008, the CEO transferred certain rights to one of the Company’s consultants and effectively retired (and the Company accounted for the reissuance) of 3,500,000 options at ten cents. The equivalent options were then issued to two consultants of the Company (See Note M). 1,500,000 vested in October 2008, 1,000,000 vested on July 16, 2009, and the remaining 1,000,000 will vest on July 16, 2010. .

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

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at October 31, 2009.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10.  The options vest over a period of three years, with 1,000,000 options vested as of October 31, 2009.  The consulting expense related to the vested options totaled $690,644.  The unrecognized compensation cost associated with these options is $3,156,521.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note M). The equivalent options, exercisable at $.10, were issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares vested on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense recognized related to these options totaled $1,675,000. The unrecognized compensation cost associated with these options is $525,000.

The fair value of the October 1, 2008 options for 200,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

The fair value of the October 1, 2008 and October 28, 2008 options for 500,000 and 2,000,000 shares are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 15 years.  No dividends were assumed in the calculations.

On January 27, 2009, options for 1,900,000 shares were granted to a consultant to the Company for services, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. Options for 100,000 shares were also issued to two individuals that work for this consultant, exercisable at a price of $.10. The consulting expense related to these options totaled $48,426.  The unrecognized compensation expense associated with these options is $145,654.

The fair value of the January 27, 2009 options for a total of 2,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

Effective October 5, 2009, the Company entered into employment agreements with 10 employees which provides for 3,000,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan.  The options have an exercise price of $0.083.  The compensation expense related to these options totaled $234,205.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

The fair value of the October 5, 2009 options for 3,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.21%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

A summary of the Company’s stock option activity is as follows for the three months ended October 31, 2009 and 2008  The following summary, presents information regarding outstanding stock options as of October 31, 2009 and July 31, 2009 and changes during the three months then ended.

October 31, 2009
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	544,405,974	$0.105
Options granted	3,000,000	0.083
Outstanding at October 31, 2009	547,405,974	$0.104	$22,224,250	10.5 years
Exercisable at October 31, 2009	540,080,774	$0.104	$22,224,250	10.6 years

July 31, 2009
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	507,980,600	$0.105
Options granted	39,925,374	0.092
Options cancelled	(3,500,000)	0.100
Outstanding at July 31, 2009	544,405,974	$0.104	$277,250	10.6 years
Exercisable at July 31, 2009	539,739,174	$0.104	$277,250	10.6 years

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on October 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on October 31, 2009.  This amount changes based on the fair market value of the Company’s stock.

NOTE P – CONVERTIBLE DEBENTURE

On July 2, 2009 and August 12, 2009, the Company entered into securities purchase agreements (the “Agreements”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $500,000 each, total $1,000,000 of 12% Senior Secured Convertible Debentures (the “Debentures”). The Debentures bore interest at 12% and matured twelve months from the date of issuance. The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to fifty percent (50%) of the lowest

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONVERTIBLE DEBENTURE (CONTINUED)

closing bid price of the common stock, $0.001 par value for the five (5) trading days immediately preceding the conversion date; provided, however, in no event shall the conversion price be less than $0.03 per share.

The conversion price of the Debentures was subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Each of the Investors had contractually agreed to restrict their ability to convert the Debentures such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The full principal amount of the Debentures was due upon a default under the terms of the Debentures. The Debentures ranked senior to all current and future indebtedness of the Company and were secured by substantially all of the assets of the Company. The Company’s obligations under the Debentures were guaranteed by the Company’s wholly-owned subsidiaries. At any time prior to the maturity of the Debentures, the Company may have, upon written notice, redeemed the Debentures in cash at 120% of the then outstanding principal amount of the Debentures, plus accrued interest thereon, provided the closing bid price of the of the Company’s common stock, as reported by Bloomberg, LP, is less than $0.10 at the time of the redemption.

The Company had valued the conversion features in their convertible notes using a valuation model, with the assistance of a valuation consultant.  The model valued the embedded derivatives based on a probability weighted discounted cash flow model.  This model was based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) the Company exercises its right to convert the debentures and (5) the Company defaults on the debentures.  The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur.  Based on the analysis of these factors, the Company uses the model to develop a set of management’s projections.  These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved.  A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

As a result of the convertible debentures, the Company had determined that the conversion feature of the convertible debentures and the warrants issued with the convertible debentures were embedded derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONVERTIBLE DEBENTURE (CONTINUED)

treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

On September 28, 2009, the convertible debenture face amounts for the $500,000 of convertible debentures dated July 2, 2009 and the $500,000 of convertible debentures dated August 12, 2009, together with accrued interest, were converted September 28, 2009 to 30,992,943 shares of common stock at $.08 per share which settled the obligations in full. This conversion resulted in a convertible debenture derivative loss of $1,296,078.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

In the current period, the Financial Accounting Standards Board (“FASB”) finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009.  Accordingly, the Company has implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to the other forms of standards.  The ASC does not change how the Company accounts for transactions or the nature of the related disclosures made.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”) which represents an update to ASC 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820 such as the income and market approach to valuation.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity that is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy.  Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  This update is effective for the first reporting period (including interim periods) beginning after issuance.  The Company is currently assessing the impact that ASU 2009-05 will have the financial statements.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASU 2009-04”) which relates to ASC Topic 480.  ASU 2009-04 represents an update to ASC Topic 480 “Distinguishing Liabilities from Equity” and provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance regarding measurement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FIN 46(R)” (“SFAS 167”), which has not yet been incorporated into the Codification.  SFAS 167 modifies how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  In addition, a reporting entity will be required to

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective at the start of the first fiscal year beginning after November 15, 2009.  The Company does not expect SFAS 166 to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets,” (“SFAS 166”), which has not yet been incorporated into the Codification.  SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 166 is effective at the start of the first fiscal year beginning after November 15, 2009.  The Company does not expect SFAS 166 to have a material impact on its financial statements.

In December 2008, SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which is now codified under ASC Topic 715 (“ASC 715”), was amended by FSP SFAS 132 (R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is also codified under ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company does not expect its adoption will have a material impact on the financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which represents an update to ASC Topic 605.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  The Company does not expect SFAS 166 to have a material impact on its financial statements.

On November 13, 2009, the FASB amended ASU No. 820 to provide new disclosure requirements for transfers in and/or out of Levels 1 and 2. A reporting entity should disclose the amounts of significant transfers in and/or out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The amendment also clarifies some existing disclosure requirements. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. In terms of disclosure about inputs and valuation techniques, a reporting entity should provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The final amendments to the Accounting Standards Codification will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective starting in

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

annual periods beginning after December 15, 2010. The Company is currently assessing the impact that this amendment will have the financial statements.

NOTE R – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the independent auditors’ report.

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

On November 12, 2009, 9 investors purchased an aggregate of 6,700,000 shares of common stock at $.05 per share for an aggregate purchase price of $335,000 from the Company.

On November 16, 2009, the Company issued 1,053,333 shares of common stock at valued at $.49 per shares in payment of accrued services of $513,333 owed to a consultant of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended October 31, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s Edgar database, including the 10-K filed for the year ending July 31, 2009. This quarterly report provides an update of that information. Since we filed that report, we have accomplished the following:

•	We have begun shipping products under the infrared purchase order agreement discussed in the Form 10-K for the year ended July 31, 2009.

•	We successfully shipped our largest order to date, totaling nearly $500,000, for Cobrahead streetlights installed in Camp Lejeune, North Carolina from October to December, 2009.

We continue to face challenges, particularly as follows:

•
Our “Aimed Optics”™ technology, while very sound from an energy and economic perspective, requires customers to look at lighting differently than they have in the past. In certain cases during the quarter, products using traditional technology producing less overall lighting and economic performance than ours were selected by customers, and the amount of light directly underneath the fixture, which is not significantly greater than other areas with aimed optics than without, was cited as a reason.  Prior to the introduction of our aimed optics and the onset of technologies with high “fitted target efficiencies”, for over 100 years, more light underneath the fixture has meant that the whole fixture puts out more light. In spite of objective measurement, many people perceive still perceive this to be true.

•
In July 2009, the United States Department of Energy (USDOE) announced that the standard “Fitted Target Efficiency” would be adopted by the USDOE as part of its Energy Star® program requirements. This would have benefited the company because our Aimed Optics technology allows for maximum Fitted Target Efficiency; however, the USDOE has, after receiving comments, decided to not pursue vigorous adoption of such a standard in the near future. USDOE expressed concern that the industry be given more time to mature so as to avoid what it considers premature widespread adoption. We expect USDOE to change its views as raid technological change occurs, but for now, some customers have Energy Star® criteria in their purchasing requirements which we are unable to promote until such a standard is adopted.

•
Some of our initial product offerings and proposals are lower-margin as we are trying to build market share and gain widespread adoption of our fixtures. Costs will reduce over time and economies of scale will adjust as we grow, therefore we continue to be optimistic regarding future performance, and we believe early profit margins do not reflect our long-term high-margin potential.

Our lighting customers have primarily been end users with some original equipment manufacturers and system integration providers who demand reliable LED lighting solutions. Our infrared customers consist entirely of original equipment manufacturers. This may change again as we hope to build a network of representatives who will introduce lighting distributors and contractors to our customer base.  Since the inception of the LED Lighting Division, EvoLucia, the emphasis for our engineers has been to design the LED System rather than parts of the system that do not necessarily perform optimally as a whole.  We hope to develop our own sales and marketing staff, but at this stage of the lighting division, it is most cost-effective to use already-established sales channels to promote our solid-state lighting products.

Numerous presentations have been made to utility companies and municipalities, including occasions where we have partnered strategically with contractors, Energy Savings Contractors (ESCOs) and other lighting companies to win renewable energy contracts through local municipalities.  While these sales are long-term projects, they can yield significant revenue at some point.  As we become more skilled in making presentations to this type of customer, along with the increased technological proficiency our products have demonstrated, the likelihood that we will be successful in our response to such requests for proposals increases dramatically.

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

Because we have only recently begun substantial operations but have incurred costs in the areas above, for the quarter ending October 31, 2009, the Company has had a net loss as measured by generally accepted accounting principles of $(4,789,598).

Many of the costs we have incurred in both the quarter ending October 31, 2009 were costs that we believe are non-recurring, or are scheduled, by contract, to be significantly less after the year 2010. However, we continue to maintain a vigorous product development program which we believe will result in increased sales in the future, which will be crucial to our long term success.
Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ending October 31, 2009 and October 31, 2008.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2009	2008
	Amount	Amount
Sales	$240,871	$310,823
Cost of Sales	$286,082	$282,171
Gross Profit	$(45,211)	$28,652
Selling, General & Administrative Expenses	$1,429,735	$1,231,968
Research and Development Expenses	$2,019,034	$1,731,254

Operating Loss	$(3,493,980)	$(2,934,570)

Convertible Debenture Derivative Loss	$(1,296,078)	$

Net Loss	$(4,789,598)	$(2,912,017)

Revenues and Cost of Sales

For the quarter ending October 31, 2009, we sold 1,672 fixtures and light engines at an average price of $142.78 with an average cost of $169.58.  For the quarter ending October 31, 2008, we sold 5,163 fixtures and light engines at an average price of $60.20 with an average cost of $54.76.  However, an additional 612 lights were sent to customers and testing agencies for promotional and evaluation purposes in the quarter ending October 31, 2008; for the quarter ending October 31, 2009, we changed our policy so that we charge for samples and promotional items at our cost. As a result, our gross profit was $ (45,211) for the quarter ended October 31, 2009 as compared to   $28,652, for the quarter ending October 31, 2008. The principal decline was due to the reduction in sales and related profitability to our largest customer. Our largest customer, Hubbell Lighting, represented 94% of our sales, respectively in the quarter ending October 31, 2008. For the quarter ended October 31, 2009, Hubbell Lighting represented 56% of our sales.

Expenses

Selling, General and Administrative Expenses

Our activities to date have centered in these areas:

•	Product Development,
•	Sales and Marketing
•	General and Administrative

For the quarter ended October 31, 2009, our selling, general and administrative (“SG&A”) expenses increased. For the Quarter period ending October 31, 2009, SG&A expenses increased $197,767 to $1,429,735 when compared to $1,231,968 for the quarter ended October 31, 2007.  Of  those amounts, non-cash share-based compensation of  $550,763 and $565,384 , for the quarter ended October 31, 2009 and 2008, respectively, related to the compensation of, marketing and other personnel that were necessary to initiate the company’s product development and operations and the result of higher personnel and personnel-related expenses, associated with the increase in management and administrative headcount that was necessary to initiate the company’s product development and operations. The components of this category for the quarters ended October 31 in each of the respective years are discussed in the table and notes below:

	2008	2009	Increase (Decrease) %

Selling, general and administrative	1,231,968	1,429,735	16%

Other General & Administrative	216,346	422,808	95%

Product Development - Lighting	266,070	269,002	1%

Legal (1)	82,844	63,618	(23)%

Administrative salaries, not including benefits & taxes (2)	50,052	89,317	44%

Noncash Compensation	565,384	550,763	2.6%

Sales & Marketing	51,272	34,227	(34)%

Headcount:

Employees	13	13	-0-

Consultant	14	8	(40)%

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing. At this point, the bulk of the engineering work is in design upgrades, improvements necessary to keep up with technological changes, and development of Cobrahead fixtures that are larger and that have different lighting patterns.

Marketing

The completion of new products has necessitated marketing expenses. For the quarter ending October 31, 2008, we spent $51,272 on marketing, which for the quarter ending October 31, 2009 were $34,227. This was almost entirely due to development and printing of sales materials, offset by the addition of sales personnel.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the quarter ending October 31, 2009, we spent $ 422,808, and in the quarter ending October 31, 2008, we spent $216,346 for other general and administrative expenses, the most significant rise was in the are of consulting expense.  Additional detail regarding these costs is provided below:

(1)
Legal - The Company expensed $63,618 for the three months ended October 31, 2009, as compared to $82,844 for the three months ended October 31, 2008, represented a decline in expenses from a number of filings that were the result of our research activities over a several month period. We expect this amount to increase in the future as a result of engineering and research effort.

(2)
Salaries and Benefits - We have employment contracts in place for approximately $ 250,000 per quarter (plus benefits and taxes), for all personnel, including $80,000 for accounting and administrative personnel. most of which were put into place in May, 2008.

(3)
Non Cash Salaries and Consulting – This amount is discretionary, based  partly on stock option plans for employees, and are typically intended as a motivator for improvements made during the quarter (see the beginning of this section for a discussion of the accomplishments during the quarter.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University (currently on hold) which most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $2,019,034 for the quarter ending October 31, 2009. We expense our research and development costs as incurred. Research and Development included $2,000,000 expended with EPIR.

Other Income and Expenses

Interest expense from the settlement of convertible debentures was the approximately $1.3 million for the quarter ended October 31, 2009 (there were no such expenses for the quarter ending October 31, 2008). The Company entered into an arrangement that was convertible into stock at a discount, which triggered the expense. While it has worked to avoid such arrangements, the difficulties in the economic markets, combined with the immaturity of the company’s sales did necessitate such an arrangement.

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

Plan of Operation

By the end of the fiscal year ending July 31, 2010, in the event that we generating additional sales, develope new products within the product families we have established, including Cobrahead lights.  This will  require a different infrastructure featuring increased activity and marketing, increasing efforts to convert research activities into product development activities, and greater focus on product development in development of new products within product families as opposed to searching for new product lines.

For the Three month Period Ending October 31
	2008	2009
Cash flows used in Operations	$2,819,186	$1,795,244

Capital Expenditures	$11,485	$-0-

Equity Raised	$676,454	$1,905,250

Cash at end of period	$3,828,562	$418,501

We currently lease an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility is under a one year extension through October 31, 2010. The lease requires monthly rent of approximately $5,584.63 which includes tax. The building consists of approximately 5,316 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. However, we do not believe our facility would be adequate to handle more than 25 employees.

Our staffing reduced somewhat with 13 employees and 8 consultants; however, we are at the point where we are beginning to seek other professionals in the lighting industry to join our company and have added over 50 sales agents in the last year.  There are also over 50 paid employees and consultants at EPIR Technologies, which we fund as part of our research arrangement. A sales and marketing manager who can further assist in building a sales force may be the next strategic hire.  As the sales volume increases, we will also be adding some operating and administrative staff to assist with customer service duties, purchasing, billing and overall accounting.  We will continue to work with the consultant model whenever possible in order to minimize the office space that is needed and the cost for ancillary benefits for full-time employees of the company.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of December 21, 2009, we had $2,574,086 in cash and cash equivalents. We had receivables of $182,714 and inventory of $236,777 and our current liabilities were $1,948,793 as of October 31, 2009, although over 75% of the liabilities are convertible into common stock. At present levels we incur overhead of $200,000 per month in cash before our research commitments.

Since we outsource our manufacturing, we are not a capital intensive operation.

We raised $676,454 for the quarter ending October 31, 2008 and raised 1,905,250 for the quarter ending October 31, 2009. We are raising additional capital including debt, to fund our operations and our research commitment.

Cash Requirements

Over the next twelve months, we presently anticipate spending approximately $2.4 million on operations, $5.0 million on research and development and $100,000 on capital equipment. To date, we have unfulfilled purchase orders from customers totaling $1.0 million. In turn, we have open purchase orders to suppliers for $.9 million to fulfill the orders we have received. Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

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

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at October 31, 2009.

Recent Accounting Pronouncements

See Consolidated Financial Statements beginning on page F-1.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 12, 2009, 9 investors purchased an aggregate of 6,700,000 shares of common stock at $.05 per share for an aggregate purchase price of $335,000 from the Company.

On November 16, 2009, the Company issued 1,053,333 shares of common stock at valued at $.49 per shares in payment of accrued services of $513,333 owed to a consultant of the Company.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (10)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (10)
10.32	Form of Secured Convertible Debentures dated June 15, 2009(11)
10.33	Form of Security Agreement dated June 15, 2009(11)
10.34	Form of Subsidiary Guarantee dated June 15, 2009 (11)
10.35	Form of Securities Purchase Agreement dated June 15, 2009(11)
10.36	Agreement of Principal Terms and Conditions between the Company and Parque Cibernertica de Santo Domingo SA dated July 7, 2009(11)
10.37	Form of Subscription Agreement dated October 13, 2009 ($.05 per share) (11)
10.38	Form of Subscription Agreement dated October 15, 2009 ($.06 per share) (11)
10.39	Form of Subscription Agreement dated November 9, 2009 ($.042 per share) (11)
10.40	Form of Subscription Agreement dated November 9, 2009 ($.05 per share) (11)
10.41	Form of Subscription Agreement dated November 9, 2009 ($.06 per share) (11)
10.42	Form of Subscription Agreement dated November 12, 2009 ($.05 per share) (11)
10.43	Employment Contract between the Company and Carl Smith, dated November 10, 2009,
10.44	Consulting Agreement between the Company and R. Craig Hall dated November 10, 2009
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.
(3)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007
(4)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008
(5)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.
(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007
(7)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 14, 2008.
(8)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 15, 2008.
(9)	Incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on April 16, 2009
(10)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on March __, 2009.
(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 13, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors	December 21, 2009

/s/ Matthew Veal Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	December 21, 2009