Form 10-Q
period 2010-01-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2010-03-22
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2010 was 698,719,244.

FORM 10-Q

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

PART 1: FINANCIAL STATEMENTS
SUNOVIA ENERGY TECHNOLOGIES, INC.

SUNOVIA ENERGY TECHNOLOGIES, INC.

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009
SUNOVIA ENERGY TECHNOLOGIES, INC.

Bobbitt, Pittenger & Company, P.A.

SUNOVIA ENERGY TECHNOLOGIES, INC.

UCONTENTSU

March 17, 2010

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc., as of January 31, 2010 and the related consolidated statements of operations for the three and six months ended January 31, 2010 and 2009 and the related consolidated statements of cash flows for the six months ended January 31, 2010 and 2009 and the consolidated statement of changes in stockholders’ equity for the six months ended January 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced losses of $8,028,744 and $6,395,450 for the six months ended January 31, 2010 and 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,685,051	$308,495
Accounts receivable	267,039	138,196
Prepaid expenses	241,023	30,347
Inventory	271,365	234,551
Tooling	24,500	-

TOTAL CURRENT ASSETS	3,488,978	711,589

Furniture and equipment, net	132,869	160,462
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	53,988	53,988

TOTAL ASSETS	$7,456,220	$4,706,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$736,653	$146,415
Accrued expenses	257,308	166,131
Convertible debenture	-	500,000
Due to EPIR Technologies, Inc.	165,000	-
Noncash compensation payable	304,000	811,638
Common stock redemption	650,000	650,000
Notes payable	490,000	-
Convertible debenture derivative liability	-	183,358

TOTAL CURRENT LIABILITIES	2,602,961	2,457,542

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 687,826,771 and 533,493,450 at January 31, 2010 and July 31, 2009, respectively, issued and outstanding	687,827	533,493
Additional paid-in capital	67,492,966	57,014,179
Accumulated deficit	(63,293,059)	(55,264,315)
	4,887,734	2,283,357
Less: treasury stock	(34,475)	(34,475)

TOTAL STOCKHOLDERS' EQUITY	4,853,259	2,248,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,456,220	$4,706,424

	0

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Six	For the Three	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2010	January 31, 2010	January 31, 2009	January 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$755,725	$996,596	$280,089	$590,912

Cost of sales	980,269	1,266,351	87,164	402,867

Gross margin	(224,544)	(269,755)	192,925	188,045

Expenses:
Selling, general and administrative	2,008,470	3,438,205	3,156,920	4,355,356
Research and development	1,007,920	3,026,954	522,842	2,254,096
Total expenses	3,016,390	6,465,159	3,679,762	6,609,452

Operating loss	(3,240,934)	(6,734,914)	(3,486,837)	(6,421,407)

Other income:
Interest and dividends	1,788	2,248	3,404	25,957
Convertible debenture derivative loss	-	(1,296,078)	-	-
Total other income	1,788	(1,293,830)	3,404	25,957

Loss before income tax benefit	(3,239,146)	(8,028,744)	(3,483,433)	(6,395,450)

Income tax benefit	-	-	-	-

Net loss	$(3,239,146)	$(8,028,744)	$(3,483,433)	$(6,395,450)

Loss per share:

Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding:

Basic	682,711,114	627,723,403	533,572,200	531,742,092
Diluted	682,711,114	627,723,403	533,572,200	531,742,092

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, August 1, 2008	524,543,964	$524,544	$48,020,767	$(40,792,954)	$-	$7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	12,305,274	12,305	1,204,198	-	-	1,216,503

Stock options and warrants
granted for services	-	-	7,332,498	-	-	7,332,498

Shares cancelled	(4,495,000)	(4,495)	4,495	-	-	-

Stock issued for services and
compensation ($0.06-$1.15 per	1,139,212	1,139	452,221	-	-	453,360
share)

Treasury stock received as income
from EPIR	-	-	-	-	(34,475)	(34,475)

Net loss	-	-	-	(14,471,361)	-	(14,471,361)
Balance, July 31, 2009	533,493,450	533,493	57,014,179	(55,264,315)	(34,475)	2,248,882

Shares issued in private placement
($0.04-$0.06 per share)	79,407,381	79,407	3,711,541	-	-	3,790,948

Shares issued to EPIR in
accordance with R&D agreement	43,800,498	43,801	2,151,199	-	-	2,195,000

Shares issued to settle debentures	30,992,943	30,993	2,448,443	-	-	2,479,436

Shares cancelled	(3,000,000)	(3,000)	3,000	-	-	-

Stock issued for services and
compensation ($0.07-$0.49 per share)	3,132,499	3,133	668,117	-	-	671,250

Stock options and warrants
granted for services	-	-	1,496,487	-	-	1,496,487

Net loss	-	-	-	(8,028,744)	-	(8,028,744)
Balance, January 31, 2010	687,826,771	$687,827	$67,492,966	$(63,293,059)	$(34,475)	$4,853,259

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	January 31, 2010	January 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,028,744)	$(6,395,450)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation	27,593	33,231
Inventory adjustment	34,251	-
Convertible debenture derivative loss	1,296,078	-
Stock issued and stock options issued for services and compensation	4,362,737	3,466,741
Changes in operating assets and liabilities:
Accounts receivable	(128,843)	(284,483)
Prepaid expenses	(210,676)	(60,188)
Inventory	(71,065)	(46,143)
Tooling	(24,500)	-
Other receivables	-	(51,150)
Other assets	-	(37,183)
Accounts payable	590,238	(240,178)
Accrued expenses	91,177	(61,518)
Due to EPIR Technologies, Inc.	165,000	-
Noncash compensation payable	(507,638)	(630,068)
NET CASH USED BY OPERATING ACTIVITIES	(2,404,392)	(4,306,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(32,941)
NET CASH USED BY INVESTING ACTIVITIES	-	(32,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	490,000	-
Proceeds from issuance of convertible debenture	500,000	-
Equity contributed by private placement	3,790,948	1,214,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,780,948	1,214,028

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,376,556	(3,125,302)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	308,495	5,982,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,685,051	$2,857,477

Cash paid for:
Interest	$5,457	$-
Income taxes	$-	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six	For the Six
	Months Ended	Months Ended
	January 31, 2010	January 31, 2009
	(Unaudited)	(Unaudited)
NONCASH OPERATING AND FINANCING ACTIVITIES:
Stock, stock options, and warrants issued and granted for services and compensation	$4,362,737	$3,466,741

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the six months ended January 31, 2010 and 2009, the Company has experienced losses of $8,028,744 and $6,395,450. To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At January 31, 2010, the Company had an uninsured cash balance of approximately $1,633,000.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the Chief Executive Officer and largest stockholder.  The agreement requires the Company to expense royalties as product costs during the period in which the related revenues are recorded.  Included in accrued expenses at January 31, 2010 is $101,044 in accrued royalty expense. There was no royalty expense recognized during the six months ended January 31, 2009.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the management has used reasonable collection efforts are written off through a charge to the

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts totaled $18,720 at January 31, 2010 and July 31, 2009.  Management has not charged interest on accounts receivable as of January 31, 2010.  At January 31, 2010, approximately 60% of accounts receivable are due from two customers. Approximately 68% of the Company’s sales for the six months ended January 31, 2010 are to three customers.

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which is now codified under ASC Topic 350, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had an intangible asset consisting of capitalized patent costs at January 31, 2010 and July 31, 2009.  Costs capitalized in association with patents totaled $47,008 at January 31, 2010 and July 31, 2009.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the six months ended January 31, 2010 and 2009 totaled $13,884 and $11,349, respectively.

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

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of January 31, 2010 and July 31, 2009, there were no loss contingencies expected.

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

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the six months ended January 31, 2010 and 2009.

At January 31, 2010, the Company had a net operating loss carryforward of approximately $24,937,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the six months ended January 31, 2010 and 2009, before the valuation allowance was applied, totaled approximately $1,648,000 and $1,336,000, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at January 31, 2010 and 2009 as the effect is antidilutive was 547,405,974 and 519,405,974, respectively.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method. Included in selling, general, and administrative expense during the six months ended January 31, 2010 are inventory write-downs totaling $34,251 related to inventory obsolescence and waste. There were no write-downs related to inventory obsolescence and waste during the six months ended January 31, 2009. Included in inventory at January 31, 2010 are consigned components totaling $19,326.

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

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the six months ended January 31, 2010 and 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. Noncash compensation payable and common stock redemption are carried at cost, which approximates their fair value, because they will be redeemed at these specific amounts. The carrying value of the investment in EPIR is $3,780,385. The fair value is believed to approximate $4,000,000 as of January 31, 2010. The fair value is based on estimates using pricing models that take into account the earning capacity of EPIR as of the balance sheet date. The computation of the fair value was performed by the Company.

Reclassifications

Certain amounts for the six months ended January 31, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended January 31, 2010.  These reclassifications had no effect on net loss as previously reported.

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

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of January 31, 2010 and July 31, 2009 is as follows:

	January 31, 2010	July 31, 2009

Deferred tax asset
Net operating loss carryforward	$9,351,000	$7,713,000

Valuation allowance	(9,351,000)	(7,713,000)

Net deferred tax asset	$-	$-

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES (CONTINUED)

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

	For the Six	For the Six
	Months Ended	Months Ended
	January 31, 2010	January 31, 2009
Federal income (tax) benefit
at statutory rate	$1,406,000	$1,140,000
State (taxes) benefit	242,000	196,000
Valuation allowance	(1,648,000)	(1,336,000)

(Provision) benefit for income taxes	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At January 31, 2010 and July 31, 2009 furniture and equipment consisted of the following:

	January 31, 2010	July 31, 2009

Computer equipment	$249,524	$249,524
Furniture and fixtures	34,308	34,308
Leasehold improvements	17,327	17,327
	301,159	301,159
Less: accumulated depreciation	(168,290)	(140,697)

Furniture and equipment	$132,869	$160,462

Total depreciation expense for the six months ended January 31, 2010 and 2009 was $27,593 and $33,231, respectively.

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

The Company’s President cancelled 3,000,000 shares and 4,495,000 shares during the six months ended January 31, 2010 and year ended July 31, 2009, respectively.

Treasury Stock

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The fair value of this transaction totaled $34,475.

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term was for a period of three years and commenced on October 1, 2006.  The base rent over the term was approximately $134,000.  The lease was renewed for an additional year effective November 1, 2009. The Company is responsible for all taxes, insurance and utility expenses associated with the leased property.  Rental expense for the six months ended January 31, 2010 and 2009 totaled $33,418 and $35,959, respectively.  Future minimum rental payments are as follows:

For the fiscal year ended 2010:	$22,440
For the fiscal year ended 2011:	11,220
$33,660

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

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of June 1, 2009 the Company had made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $7,700,000. The August 1, 2009, October 1, 2009 and December 1, 2009 payments were satisfied through the issuance of the Company’s common stock. All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) allowed the Company to issue and deliver to EPIR warrants for the purchase of the Company’s stock (see Note O). Therefore in consideration of the mutual covenants and other valuable consideration, the Company and EPIR (“the Parties”) agreed as follows:

The Company’s Obligations: In exchange for, and as an integral part of, EPIR’s entering into the Amendment, the Company delivered to EPIR, for no cash or other consideration (except as set forth herein):

a.	The June 1, 2009 scheduled payment of $1,000,000 within 72 hours of the Parties’ execution of the Amendment by wire transfer of immediately available funds to a bank designated by EPIR and

b.	Issuance to EPIR of a warrant (the “Warrant”) to purchase 25,000,000 shares of the Company’s common stock at an exercise price equal to $0.10 per share

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, may, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.  Effective August 1, 2009, the Company issued 19,900,498 shares of the Company’s common stock to EPIR in satisfaction of the August 1, 2009 payment.  In satisfaction of the October 1, 2009 payment, the Company issued 20,000,000 shares of common stock at $.05 per share to select EPIR employees. The EPIR employees remitted $1,000,000 to EPIR for the shares. The funds were retained by EPIR and accounted for as the October 1, 2009 payment from the Company. In satisfaction of the

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

December 1, 2009 payment, the Company issued 23,900,000 shares of common stock at $.05 per share to EPIR and select EPIR employees. A total of $1,195,000 was remitted to the Company. These funds were then remitted to EPIR and $1,000,000 was accounted for as the December 1, 2009 payment from the Company and $195,000 was considered a prepayment for the March 1, 2010 payment and is included in prepaid expenses. Payments as shown on the following schedule through December 1, 2009 have been made by the Company.

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

Consolidated Operations by Business Segment
For the six months ended January 31, 2010

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$996,596	$-

Operating loss	$(3,026,954)	$(3,526,624)	$(181,336)

Interest income	$-	$-	$2,248

Convertible debenture derivative loss	$-	$-	$(1,296,078)

Depreciation and amortization	$-	$-	$27,593

Assets	$3,780,385	$671,273	$3,004,562

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

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the six months ended January 31, 2010 and 2009 was approximately $9,200 and $8,100, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the six months ended January 31, 2010 and 2009, include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In June, 2008, the Company entered into a three year consulting agreement with an individual. The individual provides advice and recommendations and introduces the Company to nationally recognized entities. In consideration for services rendered, the Company issued the consultant 265,000 shares of common stock.

In June, 2008, the Company entered into an agreement with a company. The consultant serves as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company pays the consultant on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  A total of 1,666,666 options vested as of January 31, 2010 (see Note O).

On June 30, 2008, The Company issued 8,990,000 shares to employees of EPIR Technologies Inc. as compensation. The Company’s Chief Executive Officer and Business Development Representative agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock. During the year ended July 31, 2009, the Company’s President canceled 4,495,000 shares of his common stock (see Note G).

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In October 2008, the Company entered into a one year consulting agreement with a consulting company. This agreement was revised in November 2008. The consulting company (i) assists with the development of advertising and marketing programs and materials, (ii) reviews and makes any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assists with key executive searches and offer executive qualification evaluations,  (iv) consults biweekly with the President and/or CEO of the Company, (v) attends select meetings with the President and/or CEO of the Company, and (vi) assists with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company paid the consulting company a fee of $15,000 per month. These payments were suspended prior to July 31, 2009. During the year ended July 31, 2009, the consulting company received stock options for 3,800,000 shares of common stock of the Company (See Note O).

In January 2009, the Company entered into a three year consulting agreement with an individual. The individual provides advice and recommendations to the Company and introduces the Company to nationally recognized entities. In consideration for services rendered, the consultant receives options consisting of 1,900,000 shares of common stock of the Company. The Company entered into two additional consulting agreements with two individuals who are employed by the above consultant. The term of the agreements is three years. These individuals provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultants will receive options consisting of 50,000 shares of common stock of the Company (See Note O).

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

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $3,660,099 and $2,836,674 for the six months ended January 31, 2010 and 2009, respectively. For the six months ended January 31, 2010, salary, consulting, and research and development expenses paid or accrued for payment in common stock or common stock options, totaled $234,204, $1,425,895, and $2,000,000, respectively.  For the six months ended January 31, 2009, consulting expense paid or accrued for payment in common stock, totaled $2,836,674.

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

In April 2008, the Company’s Board of Directors approved the 2008 Incentive Stock Plan which authorizes, up to a maximum of 30,000,000 shares, for the granting of awards to key employees, directors, and consultants in the form of options to purchase the Company’s common stock or restricted stock. The Company’s Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the plan. The Company measures compensation for these options under ASC 718.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to unvested options at January 31, 2010.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10.  The options vest over a period of three years, with 1,666,666 options vested as of January 31, 2010.  The consulting expense related to the vested options totaled $1,570,642.  The unrecognized compensation cost associated with these options is $1,760,001.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – STOCK OPTION PLANS (CONTINUED)

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note M). The equivalent options, exercisable at $.10, were issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares vested on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense recognized related to these options totaled $1,850,000. The unrecognized compensation cost associated with these options is $350,000.

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

On January 27, 2009, options for 1,900,000 shares were granted to a consultant to the Company for services, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. Options for 100,000 shares were also issued to two individuals that work for this consultant, exercisable at a price of $.10. The consulting expense related to these options totaled $64,567.  The unrecognized compensation expense associated with these options is $129,212.

The fair value of the January 27, 2009 options for a total of 2,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 6%, expected volatility of 130% and expected life of 1 year.  No dividends were assumed in the calculations.

Effective October 5, 2009, the Company entered into employment agreements with 10 employees which provides for 3,000,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan.  The options have an exercise price of $0.083.  The compensation expense related to these options totaled $234,205.  During the six months ended January 31, 2010, the Company’s president cancelled 3,000,000 shares of his outstanding common stock to offset the dilution to the Company’s common stock shares.

NOTE O – STOCK OPTION PLANS (CONTINUED)

The fair value of the October 5, 2009 options for 3,000,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.21%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

A summary of the Company’s stock option activity is as follows for the six months ended January 31, 2010.  The following summary, presents information regarding outstanding stock options as of January 31, 2010 and July 31, 2009 and changes during the six months and year then ended.

January 31, 2010
		Outstanding
		Weighted-Average	Aggregate	Weighted-Average Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	544,405,974	$0.105
Options granted	3,000,000	0.083
Outstanding at January 31, 2010	547,405,974	$0.104	$5,958,250	10.5 years
Exercisable at January 31, 2010	541,239,040	$0.104	$5,919,914	10.6 years

July 31, 2009
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	507,980,600	$0.105
Options granted	39,925,374	0.092
Options cancelled	(3,500,000)	0.100
Outstanding at July 31, 2009	544,405,974	$0.104	$277,250	10.6 years
Exercisable at July 31, 2009	539,739,174	$0.104	$277,250	10.6 years

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on January 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on January 31, 2010.  This amount changes based on the fair market value of the Company’s stock.

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

closing bid price of the common stock, $0.001 par value for the five (5) trading days immediately preceding the conversion date; provided, however, in no event would the conversion price be less than $0.03 per share.

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

The Company valued the conversion features in their convertible notes using a valuation model, with the assistance of a valuation consultant.  The model valued the embedded derivatives based on a probability weighted discounted cash flow model.  This model was based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) the Company exercises its right to convert the debentures and (5) the Company defaults on the debentures.  The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur.  Based on the analysis of these factors, the Company uses the model to develop a set of management’s projections.  These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved.  A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

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

NOTE Q – NOTES PAYABLE

The Company has notes payable in the amount of $490,000 at January 31, 2010 to five stockholders. There were no notes payable at July 31, 2009. The notes are payable in monthly interest only payments at an annual rate of 10%. The notes mature in December 2010, January 2011, and January 2012 with up to five consecutive renewal options. Interest expense for the six months ended January 31, 2010 totaled $5,457.

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASU 2009-04”) which relates to ASC Topic 480.  ASU 2009-04 represents an

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

update to ASC Topic 480 “Distinguishing Liabilities from Equity” and provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance regarding measurement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FIN 46(R)” (“SFAS 167”), which is now codified under ASC Topic 810 (“ASC 810”).  ASC 810 has not yet been incorporated into the Codification.  SFAS 167 modifies how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  In addition, a reporting entity will be required to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC 810 is effective at the start of the first fiscal year beginning after November 15, 2009.  The Company does not expect ASC 810 to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets,” which is now codified under ASC Topic 860 (“ASC 860”).  ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.  ASC 860 is effective at the start of the first fiscal year beginning after November 15, 2009.  The Company does not expect ASC 860 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which represents an update to ASC Topic 605.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  The Company does not expect ASU 2009-13 to have a material impact on its financial statements.

On November 13, 2009, the FASB amended ASU No. 820 to provide new disclosure requirements for transfers in and/or out of Levels 1 and 2. A reporting entity should disclose the amounts of significant transfers in and/or out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The amendment also clarifies some existing disclosure requirements. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. In terms of disclosure about inputs and valuation techniques, a reporting entity should provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The final amendments to the Accounting Standards Codification will be effective for annual or interim reporting periods beginning after

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective starting in annual periods beginning after December 15, 2010. The Company is currently assessing the impact that this amendment will have the financial statements.

NOTE S – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the independent auditors’ report.

Subsequent to January 31, 2010, the Company had raised $58,000 in 10% promissory notes, interest payable monthly, principal due in two years.  Additionally, the Company sold 100,000 shares to an investor for $90,000.  The Company also issued 9,892,473 shares in escrow to EPIR Technologies, Inc. in satisfaction of the March 1, 2010 payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended January 31, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s Edgar database, including the annual report on form 10-K filed for the year ended July 31, 2009, and the quarterly report on form 10-Q for the quarter ended October 31, 2009. This quarterly report provides an update of that information. Since we filed that report, we have accomplished the following:

•
We are now able to offer our customers a no-money down, long term financing program (See our announcement titled (Sunovia Energy Technologies partners with Fifth Third Bank dated March 3, 2010). The  program, when combined with the cost savings we provide over the life cycle of the fixture, provides customers with the option of using the energy savings from our lights to make the principle and interest payments – and even could be used to replace fixtures that still work but are now starting to be made economically obsolete by the ongoing advancements in LED lighting technology.

•
We added several additional personnel including consultants during the quarter, including Kevin Arthur, the former Vice President of international Sales for Cooper Lighting, General Frank Akers, a well-known retired army general and present consultant with expertise for both our lighting and infrared technologies, in addition to additional sales and engineering staff. These new hires are expected to result in additional business for the company as they blend their expertise to our aimed optics platform.

•	We had our first orders under our GSA schedule. The GSA schedule facilitates purchases where the governmental entity determines that a competitive bid is not required.

We continue to face challenges, particularly as follows:

•
The process of establishing the Company in the market place for lighting has many facets. First, the transition of the streetlight industry from older technologies to LED is occurring, but it is complex. Certain smaller size LED product offerings have been completed, but larger size product offerings are still in process. This is true for both the Company and its competitors. Often times governmental customers solicit bids, and the numerous and varied product offerings by both our Company and the competition offered as alternatives tend to create confusion in the market place; where the customer is trying to make a judgment as to what is best among several variables; including initial price, total lifetime cost, amount of light, and occasionally other variables may be important to given customers as well. This confusion is problematic for the industry and at times, for our Company, and although we can usually simplify issues down to lifetime costs and amount of light, this process is further complicated by the limited time that customers can devote to understanding the issues.

•
One way to offset confusion in the marketplace would be to build a network of agents (“representatives”, or “reps”) who could better advance the company’s presence in the marketplace. The Company is in fact building a rep network payable on commission, as a low cost method of establishing itself. One of the bigger weaknesses of this model is the necessity of building an adequate support staff for the network. While this process is underway it takes well more than a year to recruit, train, and develop a single rep channel – and the Company’s marketing plan is to pursue reps in every commercial market in the country, along with energy service contractors (“ESCOs”), agents specializing in utilities, international agents, and reps for agencies of the US government. Even with adequate resources, this model could take in excess ofthree years to reach its full fruition.

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

Numerous presentations have been made to utility companies and municipalities, including occasions where we have partnered strategically with contractors, ESCO and other lighting companies to win renewable energy contracts through local municipalities.  While these sales are long-term projects, they can yield significant revenue at some point.  As we become more skilled in making presentations to this type of customer, along with the increased technological proficiency our products have demonstrated, the likelihood that we will be successful in our response to such requests for proposals increases dramatically.

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

Because we have only recently begun substantial operations but have incurred costs in the areas above, for the quarter ended January 31, 2010, the Company has had a net loss as measured by generally accepted accounting principles of $(3,239,146). We continue to maintain vigorous research and product development program which we believe will result in increased sales in the future, which will be crucial to our long term success.

Results of Operations

Results of Operations for the Quarter ended January 31, 2010

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ended January 31, 2010 and January 31, 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2010	2009
	Amount	Amount
Sales	$755,725	$280,089
Cost of Sales	$980,629	$87,164
Gross Profit	$(224,544)	$192,925
Selling, General & Administrative Expenses	$2,008,470	$3,156,920
Research and Development Expenses	$1,007,920	$522,842

Operating Loss	$(3,290,934)	$(3,486,837)

Net Loss	$(3,239,146)	$(3,483,433)

Revenues and Cost of Sales

For the quarter ended January 31, 2010, sales increased by approximately 170%, due to both increases in lighting and the successful shipment of our first infrared order in the amount of $167,688, in connection with our ten year arrangement for the sale of infrared products. Our largest customer for the quarter, Graybar Electric, represented 45% of our sales in the quarter ended January 31, 2010, but none in the comparable prior year quarter.

Cost of Sales was higher as initial order costs with Graybar and in the area of infrared, along with aggressive pricing in an attempt to land additional business caused a drop in operating margins from positive to a negative 30%.

Expenses

Selling, General and Administrative Expenses

Our activities to date have centered in these areas:

•	Product Development,
•	Sales and Marketing
•	General and Administrative

For the quarter ended January 31, 2010, our selling, general and administrative (“SG&A”) expenses decreased. For the Quarter period ended January 31, 2010, SG&A expenses decreased $ 1,148,450 to $2,008,470 when compared to $3,156,920 for the quarter ended January 31, 2009.  Of those amounts, non-cash share-based compensation of $1,109,336 and $2,180,615, for the quarter ended January 31, 2010 and 2009, respectively, related to the compensation of, engineering and other personnel that were necessary to initiate the company’s product development. The components of this category for the quarters ended January 31 in each of the respective years are discussed in the table and notes below:

	2010	2009	Increase (Decrease) %

Selling, general and administrative	$2,008,470	$3,156,920	(36)%

Other General & Administrative	$83,773	$81,873	2%

Product Development – Lighting	$632,809	$708,336	(10)%

Noncash Compensation	$1,109,336	$2,180,615	(49)%

Sales & Marketing	$182,552	$186,096	(2))%

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing. At this point, the increase and bulk of the engineering work is in design upgrades, improvements necessary to keep up with technological changes, and development of Cobrahead fixtures that are larger and that have different lighting patterns.

Marketing

The completion of new products has necessitated marketing expenses. For the quarter ended January 31, 2010, we spent $182,552 on marketing, which for the quarter ended January 31, 2009 was $ 186,096. This was almost entirely due to development and printing of sales materials.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the quarter ended January 31, 2010, we spent $83,773, and in the quarter ended January 31, 2009, we spent $ 81,873 for other general and administrative expenses, the most significant rise was in the area of salaries expense.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University (currently on hold) which most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $1,007,920 for the quarter ended January 31, 2010. Research and Development included $ 1,000,000 expended with EPIR Technologies, Inc.

Results of Operations for the Six Months ended January 31, 2010

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the six months  ended January 31, 2010 and January 31, 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2010	2009
	Amount	Amount
Sales	$996,596	$590,912
Cost of Sales	$1,266,351	$402,867
Gross Profit	$(269,755)	$188,045
Selling, General & Administrative Expenses	$3,438,205	$4,355,356
Research and Development Expenses	$3,026,954	$2,254,096

Operating Loss	$(6,734,914)	$(6,421,407)

Convertible Debenture Derivative Loss	$(1,296,078)	$ -0-

Net Loss	$(8,028,744)	$(6,395,450)

Revenues and Cost of Sales

Revenues and Cost of Sales

For the six months ended January 31, 2010, sales increased by approximately 70%, due to both increases in lighting and the successful shipment of our first infrared order in the amount of $167,688, in connection with our ten year arrangement for the sale of infrared products. Our largest customer for the quarter, Graybar Electric, represented 37% of our sales, respectively in the six months ended January 31, 2010 (there were no sales to Graybar prior to this fiscal year). Hubbell, Inc. represented approximately 20% of our product sales for the first six months of 2009/10 as opposed to approximately 60% of our product sales for the same period in the comparable prior year period.

Cost of Sales was higher as initial order costs with Graybar and in the area of infrared, along with aggressive pricing in an attempt to land additional business caused a drop in operating margins from positive to a negative 27%.

Expenses

Selling, General and Administrative Expenses

Our activities to date have centered in these areas:

•	Product Development,
•	Sales and Marketing
•	General and Administrative

For the six months ended January 31, 2010, our selling, general and administrative (“SG&A”) expenses decreased. For the six months period ended January 31, 2010, SG&A expenses decreased $917,151 to $ 3,438,205 when compared to $4,355,356 for the six months ended January 31, 2009.  Of those amounts, non-cash share-based compensation of $1,660,099 and $2,796,049, for the quarter ended January 31, 2010 and 2009, respectively, related to the compensation of, engineering and other personnel that were necessary to initiate the company’s product development. The components of this category for the six months ended January 31 in each of the respective years are discussed in the table and notes below:

	2010	2009	Increase (Decrease) %

Selling, general and administrative	$3,438,205	$4,355,356	(21)%

Other General & Administrative	$181,336	$324,996	(44.2)%

Product Development – Lighting	$1,379,991	$991,394	39.2%

Noncash Compensation	$1,660,099	$2,796,049	(40.6)%

Sales & Marketing	$216,779	$242,967	(10.8))%

Product Development

Product development consists of engineering, design, purchasing of components and assembly of prototypes and testing. At this point, the bulk of the engineering work is in design upgrades, improvements necessary to keep up with technological changes, and development of Cobrahead fixtures that are larger and that have different lighting patterns. The principle differences between the periods in this area is that as of January 31, 2009, we were in the early stages of the Cobrahead program, which is the Company’s most ambitious endeavor in the lighting area to date, which greatly expanded in the last twelve months.

Marketing

The completion of new products has necessitated marketing expenses. For the six months ended January 31, 2010, we spent $216,779 on marketing, which for the six months ended January 31, 2009 was $242,967 which was almost entirely due to reductions in printing of sales materials and ancillary sales costs.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the six months ended January 31, 2010, we spent $ 181,336, and in the six months ended January 31, 2009, we spent $324,996 for other general and administrative expenses. This decrease is partly due to changes in duties of personnel to other areas of the company.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University (currently on hold). Most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $3,026,954 for the six months ended January 31, 2010, as compared to $2,254,096 for the six months ended January 31, 2009. We expense our research and development costs as incurred. Research and Development included $3,000,000 expended with EPIR for the six months ended January 31, 2010 as compared to $2,000,000 for the six months ended January 31, 2009.

Convertible Debentures Derivative expense

Interest expense from the settlement of convertible debentures was approximately $1.3 million for the   six months ended January 31, 2010 (there were no such expenses for the six months ended January 31, 2009). The Company entered into an arrangement that was convertible into stock at a discount, which triggered the expense. While it has worked to avoid such arrangements, the difficulties in the economic markets, combined with the immaturity of the company’s sales did necessitate the Company using this type of financing.

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

In December 2005, we acquired all of the patent rights owned by Sparx, Inc. from Carl Smith; our Chief Executive officer owns all of the capital stock of Sparx. In connection with the acquisition of the patent rights, we issued 500,000,000 stock options to Mr. Smith and have agreed to pay a royalty of 4.9% of revenues to Sparx, Inc., a Company owned by Mr. Smith. Mr. Smith has waived payment of  royalties for this quarter as part of attempts to conserve the Company’s resources. The Company has accrued royalty expense of $101,044 at January 31, 2010.

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

Plan of Operation

By the end of the fiscal year ending July 31, 2010, we expect to continue generating additional sales through our sales network being constructed, the pursuit of opportunities presently in the marketplace,  and developing new products within the product families we have established, including Cobrahead lights.  This will require a different infrastructure featuring increased activity and marketing, increasing efforts to convert research activities into product development activities, and greater focus on product development in development of new products within product families as opposed to searching for new product lines.

For the Six Month Period Ended January 31
	2010	2009
Cash flows used in Operations	$(2,404,392)	$(4,306,389)

Capital Expenditures	$-0-	$(32,941)

Funds Raised	$4,780,948	$1,214,028

Cash at end of period	$2,685,051	$2,857,477

We currently lease an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility is under a one year extension through October 31, 2010. The lease requires monthly rent of approximately $5,585 which includes tax. The building consists of approximately 5,316 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. However, we do not believe our facility would be adequate to handle more than 25 employees.

Our staffing reduced somewhat with 14 employees and 12 consultants; however, we are at the point where we are beginning to seek other professionals in the lighting industry to join our company and have added over 50 sales agents in the last year.  There are also over 50 paid employees and consultants at EPIR Technologies, which we fund as part of our research arrangement. A sales and marketing manager who can further assist in building a sales force may be the next strategic hire.  As the sales volume increases, we will also be adding some operating and administrative staff to assist with customer service duties, purchasing, billing and overall accounting.  We will continue to work with the consultant model whenever possible in order to minimize the office space that is needed and the cost for ancillary benefits for full-time employees of the company.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of March 19, 2010, we had $1,881,129 in cash and cash equivalents. We had receivables of $267,039 and inventory of $241,365 and our current liabilities were $ 2,602,961 as of January 31, 2010. Approximately 37% of the liabilities are convertible into common stock. At present levels we incur overhead of approximately $300,000 per month in cash before our research commitments.

Since we outsource our manufacturing, we are not a capital intensive operation.

We raised $4,780,948 for the six months ended January 31, 2010 and raised $1,214,028 for the six months ended January 31, 2009. We are raising additional capital including debt, to fund our operations and our research commitment.

Cash Requirements

Over the next twelve months, we presently anticipate spending approximately $3.8 million on operations, $5 million on research and development and $2.0 million on tooling and capital equipment. To date, we have unfulfilled purchase orders from customers totaling $600 thousand. In turn, we have open purchase orders to suppliers for $500 thousand to fulfill the orders we have received. Payment from customers and to vendors is typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations and to take advantage of these opportunities the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we be successful in collecting amounts owed in connection with these purchase orders.

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

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at January 31, 2010.

Recent Accounting Pronouncements

See Consolidated Financial Statements beginning on page F-1.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2009, the Company issued 30,992,493 shares of common stock upon conversion of the $500,000 of convertible debentures dated July 2, 2009 and the $500,000 of convertible debentures dated  August 12, 2009,  together with accrued interest, which settled both obligations in full.

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

Also, In December, 2009, investors purchased an aggregate of 23,900,000 shares of common stock at $0.05 per share for an aggregate purchase price of $1,195,000 from the Company.

In December, 2009, and January, 2010,  the Company sold 10% promissory notes in the amount of $490,000. The notes were due in one year, were unsecured, and interest payments were due monthly.

On February 1, 2010, one accredited investor purchased an aggregate of 1,000,000 shares of common stock at $.09 per share for an aggregate purchase price of $90,000 from the Company.

On March 1, 2010, the Company issued 9,892,473 common shares to EPIR Technologies, Inc. in lieu of its required payment of $1,000,000 due on that same date.

In February, 2010,  the Company sold 10% promissory notes in the amount of $58,000. The notes were due in two year, were unsecured, and interest payments were due monthly.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)

10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (10)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (10)
10.32	Form of Secured Convertible Debentures dated June 15, 2009(11)
10.33	Form of Security Agreement dated June 15, 2009(11)
10.34	Form of Subsidiary Guarantee dated June 15, 2009 (11)
10.35	Form of Securities Purchase Agreement dated June 15, 2009(11)
10.36	Agreement of Principal Terms and Conditions between the Company and Parque Cibernertica de Santo Domingo SA dated July 7, 2009(11)
10.37	Form of Subscription Agreement dated October 13, 2009 ($.05 per share) (11)
10.38	Form of Subscription Agreement dated October 15, 2009 ($.06 per share) (11)
10.39	Form of Subscription Agreement dated November 9, 2009 ($.042 per share) (11)
10.40	Form of Subscription Agreement dated November 9, 2009 ($.05 per share) (11)
10.41	Form of Subscription Agreement dated November 9, 2009 ($.06 per share) (11)
10.42	Form of Subscription Agreement dated November 12, 2009 ($.05 per share) (11)
10.43	Employment Contract between the Company and Carl Smith, dated November 10, 2009 (12)
10.44	Consulting Agreement between the Company and R. Craig Hall dated November 10, 2009 (12)
10.45	Consulting Agreement between the Company and Oak Ridge Strategies Group, Inc. dated February 1, 2010
10.46	Form of Subscription Agreement dated ($.09 per share) dated February 1, 2010
10.47	Form of Promissory note used in December, 2009 and January, 2010
10.48	Form of Promissory note used in February, 2010
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(3)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007

(4)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008

(5)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

(7)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 14, 2008.

(8)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 15, 2008.

(9)	Incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on April 16, 2009

(10)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on March 16, 2009.

(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 13, 2009.
(12)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 21, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors	March 22, 2010

/s/ Matthew Veal Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	March 22, 2010