Form 10-Q
period 2010-04-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2010-06-21
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-53590

SUNOVIA ENERGY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Cattlemen Rd. Sarasota, FL 34232
(Address of principal executive offices)

941-751-6800
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

6408 Parkland Drive, Suite 104
Sarasota, Fl 34243

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of June 17, 2010 was 698,987,139.

FORM 10-Q

PART 1: FINANCIAL STATEMENTS
SUNOVIA ENERGY TECHNOLOGIES, INC.

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements, including when used in the negative. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

☐	our expectations regarding our expenses and revenue;
☐	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
☐	plans for future products, for enhancements of existing products and for development of new technologies;
☐	our anticipated growth strategies;
☐	existing and new customer relationships;
☐	our technology strengths;
☐	our intellectual property, third-party intellectual property and claims related to infringement thereof;
☐	anticipated trends and challenges in our business and the markets in which we operate; and
☐	sources of new revenue, if any.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

REPORT ON REVIEWS OF
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 AND 2009

Bobbitt, Pittenger & Company, P.A.

SUNOVIA ENERGY TECHNOLOGIES, INC.

CONTENTSU

June 21, 2010

To The Board of Directors and Stockholders
Sunovia Energy Technologies, Inc.
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc., as of April 30, 2010 and the related consolidated statements of operations for the three and nine months ended April 30, 2010 and 2009 and the related consolidated statements of cash flows for the nine months ended April 30, 2010 and 2009 and the consolidated statement of changes in stockholders’ equity for the nine months ended April 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced losses of $11,345,180 and $12,247,241 for the nine months ended April 30, 2010 and 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Sarasota, Florida

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,220,857	$308,495
Accounts receivable, net	396,019	138,196
Prepaid expenses	32,232	30,347
Inventory	640,405	234,551
Tooling, net	17,187	-

TOTAL CURRENT ASSETS	2,306,700	711,589

Furniture and equipment, net	116,615	160,462
Investment in EPIR Technologies, Inc.	3,780,385	3,780,385
Other assets	53,988	53,988

TOTAL ASSETS	$6,257,688	$4,706,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$504,826	$146,415
Accrued expenses	295,103	166,131
Due to EPIR Technologies, Inc.	165,000	-
Convertible debenture	-	500,000
Noncash compensation payable	891,778	811,638
Common stock redemption	650,000	650,000
Current portion of notes payable	638,326	-
Convertible debenture derivative liability	-	183,358

TOTAL CURRENT LIABILITIES	3,145,033	2,457,542

NOTES PAYBABLE, less current portion	68,000	-

TOTAL LIABILITIES	3,213,033	2,457,542

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 1,500,000,000 shares
authorized: 698,987,139 and 533,493,450 at April 30, 2010 and July 31, 2009, respectively, issued and outstanding	698,987	533,493
Additional paid-in capital	68,989,638	57,014,179
Accumulated deficit	(66,609,495)	(55,264,315)
	3,079,130	2,283,357
Less: treasury stock	(34,475)	(34,475)

TOTAL STOCKHOLDERS' EQUITY	3,044,655	2,248,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,257,688	$4,706,424

See report of independent registered public accounting firm and notes to consolidated financial statements

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2010	April 30, 2010	April 30, 2009	April 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$495,614	$1,492,210	$295,223	$886,135

Cost of sales	427,552	1,693,903	205,728	608,595

Gross margin	68,062	(201,693)	89,495	277,540

Expenses:
Selling, general and administrative	2,353,631	5,791,836	2,063,325	6,418,681
Research and development	1,032,156	4,059,110	3,885,774	6,139,870
Total expenses	3,385,787	9,850,946	5,949,099	12,558,551

Operating loss	(3,317,725)	(10,052,639)	(5,859,604)	(12,281,011)

Other income:
Interest and dividends	1,289	3,537	7,813	33,770
Convertible debenture derivative loss	-	(1,296,078)	-	-
Total other income	1,289	(1,292,541)	7,813	33,770

Loss before income tax benefit	(3,316,436)	(11,345,180)	(5,851,791)	(12,247,241)

Income tax benefit	-	-	-	-

Net loss	$(3,316,436)	$(11,345,180)	$(5,851,791)	$(12,247,241)

Loss per share:

Basic	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding:

Basic	690,358,645	649,874,511	537,213,451	533,265,466
Diluted	690,358,645	649,874,511	537,213,451	533,265,466

See report of independent registered public accounting firm and notes to consolidated financial statements

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, August 1, 2008	524,543,964	$524,544	$48,020,767	$(40,792,954)	$-	$7,752,357

Shares issued in private placement
($0.10 per share)
less syndication costs)	12,305,274	12,305	1,204,198	-	-	1,216,503

Stock options and warrants
granted for services	-	-	7,332,498	-	-	7,332,498

Shares cancelled	(4,495,000)	(4,495)	4,495	-	-	-

Stock issued for services and
compensation ($0.06-$1.15 per	1,139,212	1,139	452,221	-	-	453,360
share)

Treasury stock received as income
from EPIR	-	-	-	-	(34,475)	(34,475)

Net loss	-	-	-	(14,471,361)	-	(14,471,361)
Balance, July 31, 2009	533,493,450	533,493	57,014,179	(55,264,315)	(34,475)	2,248,882

Shares issued in private placement
($0.04-$0.06 per share)	80,417,381	80,417	3,799,843	-	-	3,880,260

Shares issued to EPIR in
accordance with R&D agreement	53,692,971	53,693	2,946,307	-	-	3,000,000

Shares issued to settle debentures	30,992,943	30,993	2,448,443	-	-	2,479,436

Shares cancelled	(3,000,000)	(3,000)	3,000	-	-	-

Stock issued for services and
compensation ($0.07-$0.49 per share)	3,390,394	3,391	668,959	-	-	672,350

Stock options and warrants
granted for services	-	-	2,091,159	-	-	2,091,159

Short swing profits	-	-	17,748	-	-	17,748

Net loss	-	-	-	(11,345,180)	-	(11,345,180)
Balance, April 30, 2010	698,987,139	$698,987	$68,989,638	$(66,609,495)	$(34,475)	$3,044,655

See report of independent registered public accounting firm and notes to consolidated financial statements

SUNOVIA ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2010	April 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,345,180)	$(12,247,241)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization	55,382	50,383
Inventory adjustment	34,251	-
Convertible debenture derivative loss	1,296,078	-
Stock issued and stock options issued for services and compensation	5,763,509	6,795,420
Changes in operating assets and liabilities:
Accounts receivable	(257,823)	(259,868)
Prepaid expenses	(1,885)	(37,210)
Inventory	(440,105)	(80,967)
Tooling	(17,187)	-
Other assets	-	(32,040)
Accounts payable	358,411	(103,914)
Accrued expenses	128,972	(61,518)
Due to EPIR Technologies, Inc.	165,000	-
Noncash compensation payable	80,140	(398,568)
NET CASH USED BY OPERATING ACTIVITIES	(4,180,437)	(6,375,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(11,535)	(32,941)
NET CASH USED BY INVESTING ACTIVITIES	(11,535)	(32,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	706,326	-
Proceeds from issuance of convertible debenture	500,000	-
Short swing profits	17,748	-
Equity contributed by private placement	3,880,260	1,214,028
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,104,334	1,214,028

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	912,362	(5,194,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	308,495	5,982,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,220,857	$788,343

Cash paid for:
Interest	$23,645	$-
Income taxes	$-	$-

NONCASH OPERATING AND FINANCING ACTIVITIES:
Stock, stock options, and warrants issued and granted for services and compensation	$5,763,509	$6,795,420

Shares issued to settle debentures	$2,479,436	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2010 AND 2009

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the nine months ended April 30, 2010 and 2009, the Company has experienced losses of $11,345,180 and $12,247,241. To date the Company has funded operations through the issuance of common stock and common stock options.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At April 30, 2010, the Company had an uninsured cash balance of approximately $723,000.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the Chief Executive Officer and largest stockholder.  The agreement requires the Company to expense royalties as product costs during the period in which the related revenues are recorded.  Included in accrued expenses at April 30, 2010 is $124,860 in accrued royalty expense. There was no royalty expense recognized during the nine months ended April 30, 2009.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable. The allowance for uncollectible accounts totaled $13,725 at April 30, 2010 and July 31, 2009.  Management has

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

not charged interest on accounts receivable as of April 30, 2010.  At April 30, 2010, approximately 69% of accounts receivable are due from three customers. Approximately 53% of the Company’s sales for the nine months ended April 30, 2010 are to three customers.

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

Tooling, Net

Tooling is recorded at cost. Amortization is calculated using the straight-line method, in amounts sufficient to relate the cost of tooling assets to operations over their estimated useful life which is five years.

Accounting for Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is now codified under ASC Topic 360, the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain intangibles and goodwill.  In evaluating for possible impairment, the Company uses an estimate of undiscounted cash flows.  Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.  The Company has not recorded any impairment losses since inception.

Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which is now codified under ASC Topic 350, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year.  The Company had an intangible asset consisting of capitalized patent costs at April 30, 2010 and July 31, 2009.  Costs capitalized in association with patents totaled $47,008 at April 30, 2010 and July 31, 2009.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which is now codified under ASC Topic 815, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company has adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which is now codified under ASC Topic 815, which requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs”, which is now codified under ASC Topic 730, Research and Development ("R&D") expenses are charged to operations when incurred.  R&D is performed internally, and the Company does not perform R&D for other entities.  The Company has consulting arrangements which are typically based upon a fee paid monthly or quarterly.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. Advertising costs charged to expense for the nine months ended April 30, 2010 and 2009 totaled $17,349 and $13,689, respectively.

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

Legal Costs Related to Loss Contingencies

The Company accrues legal costs expected to be incurred in connection with loss contingencies as they occur.  As of April 30, 2010 and July 31, 2009, there were no loss contingencies expected.

Income Taxes (Benefits)

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which is now codified under ASC Topic 740.  Deferred tax assets and liabilities are determined based on the difference between the basis of assets and liabilities for financial statement and income tax purposes as measured by the enacted tax rates that are expected to be in effect when these differences reverse.  Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has established a valuation allowance against the deferred tax asset due to uncertainties in its ability to generate sufficient taxable income in future periods to make realization of such assets more likely than not.  The Company has not recognized an income tax benefit for the operating losses generated during the nine months ended April 30, 2010 and 2009.

At April 30, 2010, the Company had a net operating loss carryforward of approximately $26,067,000 that may be offset against future taxable income through 2026.  The amount of the income tax benefit for the nine months ended April 30, 2010 and 2009, before the valuation allowance was applied, totaled approximately $2,091,000 and $2,195,000, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at April 30, 2010 and 2009 as the effect is antidilutive was 552,055,974 and 544,405,974, respectively.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method. Included in selling, general, and administrative expense during the nine months ended April 30, 2010 are inventory write-downs totaling $34,251 related to inventory obsolescence and waste. There were no write-downs related to inventory obsolescence and waste during the nine months ended April 30, 2009. Included in inventory at April 30, 2010 are consigned components totaling $19,326.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which is now codified under ASC Topic 220.  The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements.

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the nine months ended April 30, 2010 and 2009.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which is now codified under ASC Topic 820 (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued liabilities, other payable and notes payable are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. Noncash compensation payable and common stock redemption are carried at cost, which approximates their fair value, because they will be redeemed at these specific amounts.

The standard also provides for situations under certain circumstances where it is acceptable not to use fair value. These would include the following: (1) an exemption to the requirement to measure fair value if fair value cannot be measured with sufficient reliability, (2) an exemption to the requirement to measure fair value if fair value is not reasonably determinable, or (3) an exemption to the requirement to measure fair value if it is not practicable to do so.  As discussed in Note G, the Company has determined it is essentially not possible currently to determine the fair market value of its investment in EPIR Technologies, Inc. because it has been unable to obtain the type of information required to calculate the fair value as provided for in Level 3. While the Company’s management continues to believe that there is value in its investment in EPIR Technologies, Inc., and has taken steps that it believes can provide an informed measurement of fair value, management believes the use of the cost allocated to the initial transaction is the most appropriate method to measure fair value until further information can be obtained.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the nine months ended April 30, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended April 30, 2010.  These reclassifications had no effect on net loss as previously reported.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES

The Company's net deferred tax asset is as follows:

	April 30, 2010	July 31, 2009

Deferred tax asset
Net operating loss carryforward	$9,775,000	$7,713,000

Valuation allowance	(9,775,000)	(7,713,000)

Net deferred tax asset	$-	$-

A reconciliation of (provision) benefit for income taxes to income taxes at statutory rate is as follows:

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2010	April 30, 2009
Federal income (tax) benefit
at statutory rate	$1,784,000	$1,873,000
State (taxes) benefit	307,000	322,000
Valuation allowance	(2,091,000)	(2,195,000)

(Provision) benefit for income taxes	$-	$-

NOTE D - FURNITURE AND EQUIPMENT, NET

At April 30, 2010 and July 31, 2009 furniture and equipment consisted of the following:

	April 30, 2010	July 31, 2009

Computer equipment	$249,524	$249,524
Furniture and fixtures	34,308	34,308
Leasehold improvements	17,327	17,327
	301,159	301,159
Less: accumulated depreciation	(184,544)	(140,697)

Furniture and equipment	$116,615	$160,462

Total depreciation expense for the nine months ended April 30, 2010 and 2009 was $43,847 and $50,383, respectively.

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

The Company’s President cancelled 3,000,000 shares and 4,495,000 shares during the nine months ended April 30, 2010 and year ended July 31, 2009, respectively.

Treasury Stock

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The fair value of this transaction totaled $34,475.

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term was for a period of three years and commenced on October 1, 2006.  The base rent over the term was approximately $134,000.  The lease was renewed for an additional year effective November 1, 2009. The Company is responsible for all taxes, insurance and utility expenses associated with the leased property.  On April 14, 2010, the Company entered into a new operating lease for office space/warehouse facilities in Sarasota, Florida.  The lease commenced the day after completion of the landlord’s work and the Company’s certificate of occupancy, which was in June 2010. The lease term is for a period of five years and six months after the commencement date. The base rent for the first year is $83,154.   Rental expense for the nine months ended April 30, 2010 and 2009 totaled $61,286 and $51,908, respectively.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - RENTAL AND LEASE INFORMATION (CONTINUED)

Future minimum rental payments are as follows:

For the fiscal year ended 2010:	$36,299
For the fiscal year ended 2011:	94,375
For the fiscal year ended 2012:	83,874
For the fiscal year ended 2013:	88,187
For the fiscal year ended 2014:	93,218
For the fiscal year ended 2015:	83,673
$479,626

The Company is participating in a performance-based incentive grant through Sarasota County, Florida that could total $100,000 over three years contingent on the Company adding 68 employees and providing an average annual wage exceeding the county average.

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

The Company has a research, development and supply agreement (“the Agreement”) with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development partnership for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI materials.  The II-VI materials are uniquely combined to form the semiconductors that are used in solar PV technologies.  The partnership also provides for the commercialization of advanced light detection technologies that form a foundation for accelerating advanced PV development that is aimed at reducing the overall cost of energy from a solar PV System.  The Company and EPIR are developing a solar PV encapsulate that eliminates the need for glass encapsulates that are prevalent in today’s market.

Currently, the Company has disputes with EPIR Technologies, Inc., which may ultimately result in litigation. The Company has notified EPIR that it is in breach of the mutual agreement and submitted a formal request for specific corporate and financial records. The agreement required EPIR to deliver a 1MW to 3MW pilot production facility in early 2010 for solar CPV Cadmium Telluride wafers. This date was not met by EPIR. Additionally, the Company requested financial records from EPIR for reporting purposes and to verify the specific amount owed. The Company believes these records should be made available to them, as a shareholder of EPIR and under the agreement between the companies.

In December 2009, the Company billed and collected $165,000 for the sale of infrared wafers to an entity, which it had purchased from EPIR under a cost plus sharing of profits arrangement.  EPIR has requested that it be paid 95 percent of the sum. The Company is presently unable to determine the validity of such amount as it has been unable to review the documentation it believes is necessary to agree to any amount. However, the Company has reserved the entire amount of $165,000 for payment for the wafers.

In April 2010, the founder and chairman of EPIR and shareholder of Sunovia Energy Technologies (OTC BB: SUNV), voluntarily disgorged $17,748 of short swing profits under Section 16 of the Securities Exchange Act of 1934.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

As a result of these matters, and other concerns, the Company notified EPIR that it is in breach of the contract and withheld $1,000,000 that was due on June 1, 2010. EPIR has announced it considers the allegations false, considers the nonpayment due June 1 and the nonpayment of the amount associated with the infrared wafers to be a breach of contract by the Company, suspended its research activities, and intends to vigorously defend its position. The Company has hired a special counsel to represent it in this matter.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC. (CONTINUED)

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, may, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.  Effective August 1, 2009, the Company issued 19,900,498 shares of the Company’s common stock to EPIR in satisfaction of the August 1, 2009 payment.  In satisfaction of the October 1, 2009 payment, the Company issued 20,000,000 shares of common stock at $.05 per share to select EPIR employees. The EPIR employees remitted $1,000,000 to EPIR for the shares. The funds were retained by EPIR and accounted for as the October 1, 2009 payment from the Company. In satisfaction of the December 1, 2009 payment, the Company issued 23,900,000 shares of common stock at $.05 per share to EPIR and select EPIR employees. A total of $1,195,000 was remitted to the Company. These funds were then remitted to EPIR and $1,000,000 was accounted for as the December 1, 2009 payment from the Company and $195,000 was considered a prepayment for the March 1, 2010 payment. In satisfaction of the March 1, 2010 payment, the Company issued 9,892,473 shares of common stock at $.08 per share to EPIR. Payments as shown on the following schedule through March 1, 2010 have been made by the Company.

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

In accordance with Statement of Financial Accounting Standards No. 131, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a nonoperating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs.

Assets of the Solar Substrate segment consist of cash, capitalized patent costs, and inventory. Assets of the Lighting Product segment consist of inventory. All other assets including prepaid expenses, deposits, and fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment
For the nine months ended April 30, 2010

	Solar Substrate	Lighting Product	Corporate and Other

Net sales	$-	$1,492,210	$-

Operating loss	$(4,059,110)	$(5,679,630)	$(313,899)

Interest income	$-	$-	$3,537

Convertible debenture derivative loss	$-	$-	$(1,296,078)

Depreciation and amortization	$-	$-	$55,382

Assets	$3,780,385	$1,170,226	$1,307,077

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

NOTE I - RETIREMENT PLAN

Effective January 1, 2007, the Company implemented a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The retirement expense for the nine months ended April 30, 2010 and 2009 was approximately $17,400 and $15,900, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to litigation.  The Company believes that any adverse outcome from potential litigation would not have a material effect on its financial position or results of operations.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the nine months ended April 30, 2010 and 2009, include the consulting agreements discussed in Note M and the stock options discussed in Note O.

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

In July 2007, the Company entered into a two-year agreement with a strategic business advisor.  The business advisor scrutinizes Company products and opportunities, and makes recommendations that he feels will be important to realizing value and furthering efficiencies within the Company.  The agreement was revised in October, 2008. Under the revised agreement, the advisor received a fee of 1,000,000 shares of common stock.  In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares of common stock (see Note O). The equivalent options were issued to the strategic business advisor under the revised agreement with 1/3 vesting as of the effective date of the contract, 1/3 vesting on July 16, 2009, and the remainder on July 16, 2010. The unrecognized compensation cost at April 30, 2010 related to these options is $175,000.

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

In June, 2008, the Company entered into an agreement with a company. The consultant serves as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company pays the consultant on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  A total of 1,916,665 options vested as of April 30, 2010 (see Note O).

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

In October 2008, the Company entered into a two year consulting agreement with an organization. The organization provided assistance with (i) expansion and growth, (ii) brand building, (iii) public relations, marketing and business development, (iv) strategic advice and assistance in Washington and key states, and (v) assistance with the advisory board and other personnel matters. In consideration for services rendered, the Company paid the organization a monthly retainer amount of $10,000. The agreement required the Company to issue the organization 100,000 shares of common stock on the first day of each quarter beginning in the first quarter of 2009 and ending in the fourth quarter of 2010. The Company issued the organization an option to purchase 200,000 shares of the Company’s common stock with an expiration period of five years and an exercise price of 75% of the market bid price as of the date of the grant.   In October 2008, the Chief Executive Officer agreed to effectively cancel options covering 500,000 shares of common stock. The equivalent options were then issued to the organization. The 700,000 options vested during year ended July 31, 2009 (see Note O). This agreement was terminated in September 2009.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS (CONTINUED)

In October 2008, the Company entered into a one year consulting agreement with a consulting company. This agreement was revised in November 2008. The consulting company (i) assisted with the development of advertising and marketing programs and materials, (ii) reviewed and made any necessary modifications to the Company press releases, collaterals, presentations, and other sales, and marketing and promotional materials, (iii) assisted with key executive searches and offer executive qualification evaluations,  (iv) consulted biweekly with the President and/or CEO of the Company, (v) attended select meetings with the President and/or CEO of the Company, and (vi) assisted with due diligence of potential acquisitions and partnerships. In consideration for services rendered, the Company paid the consulting company a fee of $15,000 per month. These payments were suspended prior to July 31, 2009. During the year ended July 31, 2009, the consulting company received stock options for 3,800,000 shares of common stock of the Company (See Note O).

In January 2009, the Company entered into a three year consulting agreement with an individual. The individual provides advice and recommendations to the Company and introduces the Company to nationally recognized entities. In consideration for services rendered, the consultant will receive options consisting of 1,900,000 shares of common stock of the Company vesting over a period of three years. The Company entered into two additional consulting agreements with two individuals who are employed by the above consultant. The term of the agreements is three years. These individuals provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultants will receive options consisting of 50,000 shares of common stock of the Company vesting over a period of three years (See Note O).

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

Effective February 8, 2010 and March 1, 2010, the Company entered into an employment agreement with two employees which provides for 1,000,000 and 350,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan (see Note O), respectively.  The options have an exercise price of $0.0001.  The total compensation expense recognized related to the vested options was approximately $20,000. Total unrecognized compensation cost at April 30, 2010 related to these options is $125,338.

Effective April 1, 2010, the Company entered into employment agreements with 10 employees which provides for 3,300,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan (see Note O).  The options have an exercise price of $0.0001.  The total compensation expense recognized related to the vested options was approximately $54,000. Total unrecognized compensation cost at April 30, 2010 related to these options is $245,818.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $5,843,649 and $6,396,852 for the nine months ended April 30, 2010 and 2009, respectively. For the nine months ended April 30, 2010, salary, consulting, and research and development expenses paid or accrued for payment in common stock or common stock options, totaled $601,624, $2,242,025, and $3,000,000, respectively.  For the nine months ended April 30, 2009, consulting expense paid or accrued for payment in common stock, totaled $6,396,852.

NOTE O – STOCK OPTION PLANS

The Company granted stock options to its Chief Executive Officer under a stock option agreement dated December 20, 2005.  The 2005 stock option agreement provides for the granting of non-qualified and incentive stock options to purchase up to 500,000,000 shares of common stock for a period not to exceed 15 years.  The options are vested.  Under the agreement, the option exercise price equals $.10, which was the stock's market price on the date of grant.  In December, 2007, the Chief Executive Officer then transferred the options to Craca Properties, LLC, which he had become 100% owner of. In October 2008, the CEO transferred certain rights to one of the Company’s consultants and effectively retired (and the Company accounted for the reissuance) of 3,500,000 options at ten cents. The equivalent options were then issued to two consultants of the Company (See Note M). 1,500,000 vested in October 2008, 1,000,000 vested on July 16, 2009, and the remaining 1,000,000 will vest on July 16, 2010.

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

On May 1, 2008, options for 4,880,600 shares were issued to ten employees for services, exercisable at a price of $.62. The options terminate five years from the date of the option agreement.  The total salary expense related to these options totaled $2,787,009 (see Note M).  There is no unrecognized compensation cost related to these options at April 30, 2010.

On June 6, 2008, options for 3,000,000 shares were granted to a consultant, exercisable at a price of $.10.  The options vest over a period of three years, with 1,749,999 options vested as of April 30, 2010.  The consulting expense related to the vested options totaled $1,900,641.  The unrecognized compensation cost associated with these options is $1,430,002.

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

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note M). The equivalent options, exercisable at $.10, were issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares vested on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense recognized related to these options totaled $2,025,000. The unrecognized compensation cost associated with these options is $175,000.

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

On January 27, 2009, options for 1,900,000 shares were granted to a consultant to the Company for services, exercisable at a price of $.10. The options vest over a period of three years, with 8.33% vesting each quarter. Options for 100,000 shares were also issued to two individuals that work for this consultant, exercisable at a price of $.10. The consulting expense related to these options totaled $80,709.  The unrecognized compensation expense associated with these options is $113,070.

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

Effective February 8, 2010 and March 1, 2010, the Company entered into employment agreements with two employees which provide for 1,000,000 and 350,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan (see Note O), respectively.  The options have an exercise price of $0.0001.  The total compensation expense recognized related to the vested options was approximately $20,000. The unrecognized compensation expense associated with these options is $125,338.

Effective April 1, 2010, the Company entered into employment agreements with 10 employees which provides for 3,300,000 stock options to be issued under the Company’s 2008 Incentive Stock Plan (see Note O).  The options have an exercise price of $0.0001.  The total compensation expense recognized related to the vested options was approximately $54,000. The unrecognized compensation expense associated with these options $242,820.

The fair value of the February 8, 2010, March 1, 2010, and April 1, 2010 options for a total of 4,650,000 shares is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations.

A summary of the Company’s stock option activity is as follows for the nine months ended January 31, 2010.  The following summary, presents information regarding outstanding stock options as of April 30, 2010 and July 31, 2009 and changes during the nine months and year then ended.

April 30, 2010

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	544,405,974	$0.105	$
Options granted	7,650,000	0.033
Outstanding at April 30, 2010	552,055,974	$0.103	$381,250	10.5 years
Exercisable at April 30, 2010	545,326,472	$0.103	$381,250	10.5 years

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

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on April 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on April 30, 2010. This amount changes based on the fair market value of the Company’s stock.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONVERTIBLE DEBENTURE (CONTINUED)

The Company valued the conversion features in their convertible notes using a valuation model, with the assistance of a valuation consultant.  The model valued the embedded derivatives based on a probability weighted discounted cash flow model.  This model was based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) the Company exercises its right to convert the debentures and (5) the Company defaults on the debentures.  The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur.  Based on the analysis of these factors, the Company used the model to develop a set of management’s projections.  These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved.  A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

As a result of the convertible debentures, the Company had determined that the conversion feature of the convertible debentures and the warrants issued with the convertible debentures were embedded derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

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

NOTE Q – NOTES PAYABLE

The Company has notes payable in the amount of $638,326 at April 30, 2010 to nine stockholders. There were no notes payable at July 31, 2009. The notes are payable in monthly interest only payments at an annual rate of 10%. The notes mature in December 2010, January 2011, February 2012, and March 2012 with up to five consecutive renewal options. Interest expense for the nine months ended April 30, 2010 totaled $23,645.

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

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”) which represents an update to ASC 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820 such as the income and market approach to valuation.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity that is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy.  Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  This update is effective for the first reporting period (including interim periods) beginning after issuance.  The Company does not expect ASU No. 2009-05 to have a material impact on its financial statements.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASU 2009-04”) which relates to ASC Topic 480.  ASU 2009-04 represents an update to ASC Topic 480 “Distinguishing Liabilities from Equity” and provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance regarding measurement. The Company does not expect ASU No. 2009-04 to have a material impact on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FIN 46(R)”, which is now codified under ASC Topic 810 (“ASC 810”).  SFAS 167 modifies how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  In addition, a reporting entity will be required to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC 810 is effective at the start of the first fiscal year beginning after November 15, 2009.  The Company is currently assessing the impact that ASC 810 will have on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets,” which is now codified under ASC Topic 860 (“ASC 860”).  ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On November 13, 2009, the FASB amended ASC Topic 820 to provide new disclosure requirements for transfers in and/or out of Levels 1 and 2. A reporting entity should disclose the amounts of significant transfers in and/or out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The amendment also clarifies some existing disclosure requirements. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. In terms of disclosure about inputs and valuation techniques, a reporting entity should provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The final amendments to the Accounting Standards Codification will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective starting in annual periods beginning after December 15, 2010. The Company is currently assessing the impact that this amendment will have the financial statements.

NOTE S – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

All significant subsequent events have been disclosed in Note G.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended April 30, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s Edgar database, including the annual report on form 10-K filed for the year ended July 31, 2009, and the quarterly report on form 10-Q for the quarter ended January 31, 2010. This quarterly report provides an update of that information. Since we filed that report, we have accomplished the following:

•
We have recently moved into a new facility, tripling the size of our old facility. We are participating in an incentive-based grant program through Sarasota County, FL which could provide certain incentives.

•	We have shipped our first major parking garage order (De Paul University) which we believe can be used as a demonstration for other customers.
•	We have added 22 international and domestic representatives to our sales and marketing effort. There is no assurance that the engagement of these sales personnel will result in sales.
•
The trend lines for performance and cost for both our fixtures and LEDs in general are showing improvement. The main components of our fixtures, LEDs, have had considerable improvement in the last year. For instance, a year ago, the top performing LED performed at a maximum level of approximately 100 lumens per watt (lpw) at a price of $2.45. That price is now $1.05, and there are now LEDs available that can perform at maximum of 150 lumens per watt. In turn, using the best performing LEDS available, we were building fixtures that performed at a level of 53 lumens per watt a year ago, and now build fixtures that perform in the area of 90 lumens per watt.

•
In  addition to the lumens per watt, we are building fixtures that are beating the competition in the performance metric of  Fitted Target Efficacy (FTE), which is a standard the U.S. Department of Energy (DOE) evaluates the efficacy with which a luminaire delivers uniform illumination for a rectangular uniform area of coverage. According to the DOE, other existing project-independent metrics do not adequately measure the efficacy with which outdoor pole-mounted luminaries will deliver light to intended target areas with limited light spill and waste.

•	EvoLucia Aimed Optics technology consistently outperforms “light bar” technology on FTE tests as described in the chart below.

Company	Type	FTE Required*	Actual FTE
AEL	Type I Medium	37	29
GE	Type IV Medium	37	40
GE	Type II Medium	37	42
EvoLucia	Type III Medium	37	56

*FTE standard required by city of Los Angeles, California.

We continue to face challenges. Currently, Sunovia is in a series of disputes with EPIR Technologies, Inc., (“EPIR”) which may ultimately result in litigation with EPIR. Sunovia has notified EPIR that it is in breach of the mutual agreement and submitted a formal request for specific corporate and financial records. The agreement required EPIR to deliver a 1MW to 3MW pilot production facility in early 2010 for solar CPV Cadmium Telluride wafers. This date was not met by EPIR. Additionally, Sunovia requested financial records from EPIR for reporting purposes and to verify amounts EPIR believes it is owed and for financial planning purposes. Sunovia believes these records should be made available, as a shareholder of EPIR and under the agreement between the companies. Sunovia has reserved up to $165,000 for payment for the wafers, which contractually was agreed upon to based on generally accepted accounting principles. Once able to make a determination as to the validity of those charges, Sunovia plans to pay the contractually agreed upon amount.  In April 2010, Dr. Siva Sivananthan, founder and chairman of EPIR and shareholder of Sunovia, voluntarily disgorged $17,748 of short swing profits under Section 16 of the Securities Exchange Act of 1934. On June 1, 2010, the Company withheld payment to EPIR of $1 million payment that was due pending resolution of the matters in question. EPIR has announced it considers the allegations false and intends to vigorously defend its position.  EPIR has that it has halted research and development work under the agreement in response to Sunovia withholding payment.

Our lighting customers have primarily been end users with some original equipment manufacturers and system integration providers who demand reliable LED lighting solutions. Our infrared customers consist entirely of original equipment manufacturers. This may change again as we hope to build a network of representatives who will introduce lighting distributors and contractors to our customer base.  Since the inception of the LED lighting division, EvoLucia, the emphasis for our engineers has been to design the LED System rather than parts of the system that do not necessarily perform optimally as a whole.  We hope to develop our own sales and marketing staff, but at this stage of development for the lighting division, it is most cost-effective to use already established sales channels to promote our solid-state lighting products.

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

Results of Operations

Results of Operations for the Quarter ended April 30, 2010

The  following  table  sets  forth  the  percentage  relationship to total revenues of principal  items contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ended April 30, 2010 and April 30, 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2010	2009
	Amount	Amount
Sales	$495,614	$295,223
Cost of Sales	$427,552	$205,728
Gross Profit	$68,062	$89,495
Selling, General & Administrative Expenses	$2,353,631	$2,063,325
Research and Development Expenses	$1,032,156	$3,885.774

Operating Loss	$(3,317,725)	$(5,859,604)

Net Loss	$(3,316,436)	$(5,851,791)

Revenues and Cost of Sales

For the quarter ended April 30, 2010, sales increased by approximately 67%, due to continued development of our product line, particularly cobra head street lights and parking garage fixtures. Our largest customer for the quarter, Graybar Electric, represented 21 % of our sales in the quarter ended April 30, 2010, but none in the comparable prior year quarter.

Cost of Sales was higher as aggressive initial pricing in an attempt to land additional business caused a drop in operating margins from 30% to 13%.

Expenses

Selling, General and Administrative Expenses

For the quarter ended April 30, 2010, our selling, general and administrative (“SG&A”) expenses increased. For the Quarter period ended April 30, 2010, SG&A expenses increased $290,306 to $2,353,631 when compared to $2,063,325 for the quarter ended April 30, 2009.  Of those amounts, non-cash share-based compensation  decreased $71,498  to $ 1,183,550 for the three months ended April 30, 2010 compared to $1,255,048 for the three months ended April 30, 2009, respectively, related to the compensation of, engineering, sales and other personnel that were necessary to initiate the company’s product development.

The remaining offset represented product development, including engineering, design, purchasing of components and assembly of prototypes and testing. Currently, the increase and bulk of the engineering work is in design upgrades, improvements to keep up with technological advances and development of Cobrahead fixtures that are larger and that have different lighting patterns. During the quarter ended April 30, 2010, we achieved the Underwriters Laboratory (UL) approval on our CAN12 (12” square LED canopy luminaire) along with the LP3 (LED light pack luminaire), and the PS14 (LED parking structure luminaire), that passed UL testing and was submitted for to UL for certification. We achieved CE certification (European electrical safety standard) for the LP3, CAN12, PS14, UTL, general utility light/flood light, and SCH RFK, Retrofit Kit LED Cobrahead Luminaire. The IP (international protection rating) testing is complete on the UTL, LP3 and SCH RFK. Some recent completed projects are the design and prototype of the LED Shoebox, ECH (EvoLucia Cobra head), IP66 Power Module assembly and dimmable driver control.

We were the first recipient of Cree’s leading edge XPG LED which at the time was reaching efficacy levels of 130 lumens per watt. Currently, commercially available versions of this chip have advanced to levels of 150 lpw, with laboratory grade devices reaching 165 lpw.  Our LED fixtures feature open architecture, in that it permits us to tailor to the customer whether they want a more economical choice or increase performance within the same fixture.  As do some of our competitors, we also offer our customers a variable power supply, featuring the capacity for the end user to change the wattage in a fixture. This feature allows the customer the ability to make adjustments in the event the end user complains about too much light.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University (currently on hold). Most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $ 1,032,156 for the quarter ended April 30, 2010. As opposed to $3,885,774 for the quarter ending April 30, 2009, of which $2,305,131 was in now cash compensation related to the issuance of 25,000,000 options as part of a modification agreement with EPIR. Research and Development included $ 1,000,000 expended with EPIR Technologies, Inc., and are established by contract (see discussion above for additional detail in this area)

Results of Operations for the Nine Months ended April 30, 2010

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the nine months  ended April 30, 2010 and April 30, 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2010	2009
	Amount	Amount
Sales	$1,492,210	$886,135
Cost of Sales	$1,693,903	$608,595
Gross Profit	$(201,693)	$277,540
Selling, General & Administrative Expenses	$5,791,836	$6,418,681
Research and Development Expenses	$4,059,110	$6,139,870

Operating Loss	$(10,052,639)	$(12,281,011)

Convertible Debenture Derivative Loss	$(1,296,078)	$-0-

Net Loss	$(11,345,180)	$(12,247,241)

Revenues and Cost of Sales

For the nine months ended April 30, 2010, sales increased by approximately 68%, due to both increases in lighting and the successful shipment of our first infrared order in connection with our ten year arrangement for the sale of infrared products. Our largest customer for the quarter, Graybar Electric, represented   32 % of our sales, respectively in the nine months ended April 30, 2010 (there were no sales to Graybar prior to this fiscal year). Hubbell, Inc. represented approximately 15% of our product sales for the first nine months of 2009/10 as opposed to approximately 70 % of our product sales for the same period in the comparable prior year period.

Cost of Sales was higher as initial order costs with Graybar and in the area of infrared, along with aggressive pricing in an attempt to land additional business caused a drop in operating margins from a positive 31% to a negative 13%.

Expenses

Selling, General and Administrative Expenses

For the nine months ended April 30, 2010, our selling, general and administrative (“SG&A”) expenses decreased. For the nine months period ended April 30, 2010, SG&A expenses decreased $626,845 to $5,791,836 when compared to $ 6,418,681 for the nine months ended April 30, 2009.  Of those amounts, non-cash share-based compensation of $2,843,649 and $4,051,097, for the nine months ended April 30, 2010 and 2009, respectively, related to the compensation of, engineering and other personnel that were necessary to initiate the company’s product development. Noncash compensation decreased due to the decline in stock price used for initial measurement; however, some of the older contracts have measurement dates from 2008 which had higher stock prices than we currently have, and some of these contacts are expected to continue in force in the coming year. The bulk of the remaining difference between the comparable periods went to salaries, in particular a significant effort in the last nine months to build up the sales department and continuing to support the product development activities discussed above.

Research and Development Expenses

The Company has entered into research contracts with EPIR Technologies, Inc. and Dongguk University (currently on hold). Most of our research will be predominately outsourced for the next couple of years. We expense our research and development costs as incurred. Research and Development expenses were $ 4,059,110 for the nine months ended April 30, 2010, as compared to $6,139,870 for the nine months ended April 30, 2009. Research and Development included $  4,000,000  expended with EPIR for the nine months ended April 30, 2010 as compared to $  6,005,131 for the nine months ended April 30, 2009., and is established by contract (see discussion above for additional detail in this area).

Convertible Debentures Derivative expense

Interest expense from the settlement of convertible debentures was approximately $1.3 million for the   nine months ended April 30, 2010 (there were no such expenses for the nine months ended April 30, 2009). The Company entered into an arrangement that was convertible into stock at a discount, which triggered the expense. While it has worked to avoid such arrangements, the difficulties in the economic markets, combined with the immaturity of the company’s sales did necessitate the Company using this type of financing.

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

In December 2005, we acquired all of the patent rights owned by Sparx, Inc. from Carl Smith, our Chief Executive officer.  Mr. Smith owns all of the capital stock of Sparx. In connection with the acquisition of the patent rights, we issued 500,000,000 stock options to Mr. Smith and have agreed to pay a royalty of 4.9% of revenues to Sparx, Inc.. Mr. Smith has waived payment of royalties for this quarter as part of attempts to conserve the Company’s resources. The Company has accrued royalty expense of    $124,860 at April 30, 2010.

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

Plan of Operation

By the end of the fiscal year ending July 31, 2010, we expect to continue generating sales through our sales network being constructed, the pursuit of opportunities presently in the marketplace, and developing new products within the product families we have established, including Cobrahead lights.  This will require a different infrastructure featuring increased activity and marketing, increasing efforts to convert research activities into product development activities, and greater focus on product development in development of new products within product families as opposed to searching for new product lines.

For the Nine Month Period Ended April 30
	2010	2009
Cash flows used in Operations	$(4,180,437)	$(6,375,523)

Capital Expenditures	$(11,535)	$(32,941)

Funds Raised	$5,104,334	$1,214,028

Cash at end of period	$1,220,857	$788,343

We currently lease an operating facility at 106 Cattlemen Rd Sarasota, FL 34232. This facility is under a five year and six months lease contract. The lease requires monthly rent of approximately $6,930 which includes tax. The building consists of 17,252 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. Sunovia Energy is participating in an incentive-based grant program through Sarasota County which could total $100,000 over three years as the company follows through with plans to add 68 employees and provide an average annual wage exceeding the county average. Prior to June 15, 2010, we leased an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility was under a one year extension through October 31, 2010, prior to our termination effective June 15, 2010. The lease required a monthly rent of approximately $5,585 which included tax. The building consisted of approximately 5,316 square feet of laboratory, warehouse and office space. However, we did not believe our facility would be adequate to handle more than 25 employees, which resulted in our moving.

Our staffing increased to 18 employees and 12 consultants.  A sales and marketing manager who can further assist in building a sales force may be the next strategic hire.  As the sales volume increases, we will also be adding some operating and administrative staff to assist with customer service duties, purchasing, billing and overall accounting.  We will continue to work with the consultant model whenever possible in order to minimize the office space that is needed and the cost for ancillary benefits for full-time employees of the company.

On June 17, 2010, the company engaged on executive search firm to recruit candidates for top level positions in the company. Under this arrangement, the Company agreed to issue CT Partners 3,384,912 warrants at .069 cents.

Cash Flows and Working Capital

To date, we have financed our operations primarily through equity contributions by our shareholders. As of June 19, 2010, we had $ 700,000 in cash and cash equivalents. We had receivables of $ 500,000 and inventory of $ 950,000   and our current liabilities were $ 3.4 million. Approximately 45 % of the liabilities are convertible into common stock. At present levels we incur overhead of approximately $300,000 per month in cash before our research commitments.

Since we outsource our manufacturing, we are not a capital intensive operation.

We raised approximately $ 5 million for the nine months ended April 30, 2010 and raised approximately $ 1 million for the nine months ended April 30, 2009. We are raising additional capital including debt, to fund our operations and our research commitment.

Cash Requirements

Over the next twelve months, we presently anticipate spending up to $ 4   million on operations, $ 5   million on research and development and $ 1 million on tooling and capital equipment. Payments from customers and to vendors are typically on a 90-day basis, however there is a production time lag of usually 30 days. To finance these operations the Company will need to raise capital and/or incur debt. There is no assurance that such capital can be raised or if such capital can be raised on terms that are not highly dilutive to our current shareholders. If we are not successful in raising capital we will have to limit our plans accordingly, and we may not be able to take full advantage of opportunities we believe exist.  Further, there is no assurance that we will be successful in collecting amounts owed in connection with these purchase orders.

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

☐	raising additional capital and/or obtaining financing;
☐	increasing our revenues and gross profits and
☐	controlling overhead and expenses.

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

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at April 30, 2010.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business. However, as discussed above. We are in a series of disputes with EPIR Technologies, Inc., (“EPIR”) which may ultimately result in litigation with EPIR. Sunovia has notified EPIR that it is in breach of the mutual agreement and submitted a formal request for specific corporate and financial records. The agreement required EPIR to deliver a 1MW to 3MW pilot production facility in early 2010 for solar CPV Cadmium Telluride wafers. This date was not met by EPIR. Additionally, Sunovia requested financial records from EPIR for reporting  and financial planning purposes and to verify amounts EPIR believes it is owed. Sunovia believes these records should be made available to us, as a shareholder of EPIR and under the agreement between the companies. Sunovia has reserved up to $165,000 for payment for the wafers, which contractually was agreed upon to based on generally accepted accounting principles. Once able to make a determination as to the validity of those charges, it plans to pay the contractually agreed upon amount.  In April 2010, Dr. Siva Sivananthan, founder and chairman of EPIR and shareholder of Sunovia, voluntarily disgorged $17,748 of short swing profits under Section 16 of the Securities Exchange Act of 1934. On June 1, 2010, the Company withheld payment to EPIR of a $1 million payment that was due pending resolution of the matters in question. EPIR has announced it considers the allegations false and intends to vigorously defend its position.  EPIR has that it has halted research and development work under the agreement in response to Sunovia withholding payment.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2009, the Company issued 30,992,943 shares of common stock upon conversion of the $500,000 of convertible debentures dated July 2, 2009 and the $500,000 of convertible debentures dated August 12, 2009, together with accrued interest, which settled both obligations in full.

On August 1, 2009, the Company issued 19,900,498 common shares to EPIR Technologies, Inc. in lieu of its required payment of $1,000,000 due on that same date.

On August 1, 2009, the Company issued 150,000 shares of common stock at valued at $.06 per shares in payment of accrued services  owed to a consultant of the Company.

On August 27, 2009, the Company issued 1,666,666 shares of common stock at valued at $.07 per shares in payment of accrued services owed to a consultant of the Company.

Also, on October 13, 2009, 14 investors purchased an aggregate of 20,000,000 shares of common stock at $0.05 per share for an aggregate purchase price of $1,000,000 from the Company.

Additionally, on October 15, 2009, one accredited investor purchased an aggregate of 1,750,000 shares of common stock at $.06 per share for an aggregate purchase price of $105,000 from the Company.

On November 9, 2009, one accredited investor purchased an aggregate of 5,000,000 shares of common stock at $.06 per share for an aggregate purchase price of $300,000 from the Company,

On November 9, 2009, 23 investors purchased an aggregate of 14,005,000 shares of common stock at $.05 per share for an aggregate purchase price of $1,945,250 from the Company.

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

Also, In December, 2009, 67 investors purchased an aggregate of 23,900,000 shares of common stock at $0.05 per share for an aggregate purchase price of $1,195,000 from the Company.

In December, 2009, and January, 2010, the Company sold 10% promissory notes in the amount of $490,000. The notes were due in one year, were unsecured, and interest payments were due monthly.

On January 1, 2010, the Company issued 350,000 shares of common stock at valued at $.10 per shares in payment of accrued services owed to a consultant of the Company.

On January 1, 2010, the Company issued 172,395 shares of common stock at valued at $.08 per shares in payment of accrued services owed to a consultant of the Company.

On February 1, 2010, one accredited investor purchased an aggregate of 1,000,000 shares of common stock at $.09 per share for an aggregate purchase price of $90,000 from the Company.

On February 2, 2010, the Company issued 10,000 shares of common stock at valued at $.12 per share in payment of accrued services owed to a consultant of the Company.

On March 1, 2010, the Company issued 9,892,473 common shares to EPIR Technologies, Inc. in lieu of its required payment of $1,000,000 due on that same date.

In February, 2010, the Company sold 10% promissory notes in the amount of $58,000. The notes were due in two year, were unsecured, and interest payments were due monthly.

In April, 2010, the Company sold 10% promissory notes in the amount of $158,326. The notes were due in two year, were unsecured, and interest payments were due monthly.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)

10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (10)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (10)
10.32	Form of Secured Convertible Debentures dated June 15, 2009(11)
10.33	Form of Security Agreement dated June 15, 2009(11)
10.34	Form of Subsidiary Guarantee dated June 15, 2009 (11)
10.35	Form of Securities Purchase Agreement dated June 15, 2009(11)
10.36	Agreement of Principal Terms and Conditions between the Company and Parque Cibernertica de Santo Domingo SA dated July 7, 2009(11)
10.37	Form of Subscription Agreement dated October 13, 2009 ($.05 per share) (11)
10.38	Form of Subscription Agreement dated October 15, 2009 ($.06 per share) (11)
10.39	Form of Subscription Agreement dated November 9, 2009 ($.042 per share) (11)
10.40	Form of Subscription Agreement dated November 9, 2009 ($.05 per share) (11)
10.41	Form of Subscription Agreement dated November 9, 2009 ($.06 per share) (11)
10.42	Form of Subscription Agreement dated November 12, 2009 ($.05 per share) (11)
10.43	Employment Contract between the Company and Carl Smith, dated November 10, 2009 (12)
10.44	Consulting Agreement between the Company and R. Craig Hall dated November 10, 2009 (12)
10.45	Consulting Agreement between the Company and Oak Ridge Strategies Group, Inc. dated February 1, 2010 (13)
10.46	Form of Subscription Agreement dated ($.09 per share) dated February 1, 2010 (13)
10.47	Form of Promissory note used in December, 2009 and January, 2010 (13)
10.48	Form of Promissory note used in February, 2010 (13)
10.49	Assignment Agreement by and between Carl L. Smith and Craca Properties LLC, dated December 9, 2007
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(3)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007

(4)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008

(5)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

(7)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 14, 2008.

(8)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 15, 2008.

(9)	Incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on April 16, 2009

(10)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on March 16, 2009.

(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 13, 2009.

(12)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 21, 2009.

(13)	Incorporated by reference to the form 10-Q filed with the Securities Exchange Commission on March 22, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Carl L. Smith, III Carl L. Smith, III	Chief Executive Officer and Chairman of Board of Directors	June 21, 2010

/s/ Matthew Veal Matthew Veal	Secretary, Chief Financial Officer, Treasurer, and Principal Accounting Officer	June 21, 2010