Form 10-K
period 2010-07-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2010-12-14
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-53590

SUNOVIA ENERGY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation
or organization)
98-0550703
(IRS Employer Identification No.)
106 Cattlemen Road
Sarasota, Florida
34232
941-751-6800
(Address of principal executive office) (Postal Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Copies to:
Patricia C. Meringer, Esq.
Corporate Counsel and Secretary
Sunovia Energy Technologies, Inc.
106 Cattlemen Road
Sarasota, FL 34232
Telephone: (941) 751-6800
Fax: (941) 751-3583

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check by mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of December 10, 2010 was $19,001,612.

Number of outstanding shares of the registrant's par value $0.001 common stock as of December 14, 2010:  908,010,135.

SUNOVIA ENERGY TECHNOLOGIES, INC.

FORM 10-K
For the Fiscal Year Ended July 31, 2010

PART I
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar words and phrases are intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Annual Report on Form 10-K.  Also, all statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Annual Report on Form 10-K.

We file reports with the Securities and Exchange Commission ("SEC"), and those reports are available free of charge on our Web site (www.sunoviaenergy.com) under "Investor Relations/SEC Filings." The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site
(www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. We urge you to carefully review and consider all of the disclosures made in this Annual Report.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Sunovia Energy Technologies, Inc. was formed in 2007 through a reverse merger of our predecessor Sun Energy Solar, Inc., which specialized in solar powered lighting substrates, and Acadia Resources, Inc., a Nevada corporation. Sunovia, directly and through its wholly-owned subsidiaries, EvoLucia, Inc. and Sunovia Solar, Inc. is in the business of providing energy-efficient and sustainable energy solutions by implementing technology in three main areas:  light emitting diode (LED) lighting, solar energy and infrared. From its inception, the Company has pursued ways to commercialize advances in semiconductors, which continually improve performance levels, in the energy area. Seeking to capitalize on the trends toward green and sustainable energy sources, the Company has pursued solutions through technological advances in semiconductors and other components of clean and sustainable energy delivery. Each of these technologies (LED, solar and infrared) rely upon the advancement of semiconductors; focusing on all three allowed the Company to maximize the potential value of its research and development investment by spreading risk across three complimentary areas  of the clean energy industry, each of which was poised for rapid growth.

LED Lighting

LED lights are the most energy-efficient lighting source on the market today. Through our patented aiming technology, we have demonstrated that less overall light is needed if the light is correctly focused on the target area. We have identified an immediate opportunity, particularly in the outdoor lighting market, to supply high quality energy efficient lighting solutions through our patented technology.  Our LED lighting subsidiary, EvoLucia, Inc., has developed several products, primarily for the outdoor lighting industry, that utilize our aimed LED technology that we sell to several market segments, including governmental entities (municipalities and military installations) and private businesses. We continue to develop and refine our products to serve the market and are actively pursuing alliances that will allow us to drive down the production cost of our products.

Solar

Due to its use of semiconductors, photovoltaic solar energy is considered by many scholars and industry analysts to be the eventual replacement for fossil fuels as the world’s primary energy source.  This market represents an enormous opportunity if commercially viable systems can be developed.

For several years, the Company has actively pursued and developed a highly scalable solar CPV tracking system to be compatible with solar components made from III-V or II-VI semiconductor materials. In seeking to develop solar- powered systems that are commercially viable, we recognized the need for a more cost-effective solar component.

We engaged EPIR Technologies, Inc. to develop such a technology, and that alliance resulted in technology that established a world record for solar efficiency. At this time, though the solar industry has shown continuous improvement over a number of years, solar energy remains significantly more expensive than existing energy sources. (In the United States, solar power costs approximately 54% more than the national average cost of energy in the existing power grid.) Thus, without subsidies or governmental mandates, solar energy is not commercially viable at this time, particularly in the current sluggish economic recovery.

In addition, the EPIR venture has given rise to a dispute and is currently the subject of litigation initiated by EPIR in which both parties seek damages and other remedies from the other. See Item 3, “LEGAL PROCEEDINGS.” For these and other reasons, the solar technologies are not the primary focus for the Company at this time. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

Infrared

EPIR, our co-venturer in the solar energy development, is highly respected for its knowledge in infrared technologies, which seek to maximize solar energy at night. Shortly after engaging EPIR, with their assistance, we obtained a 10-year, $34 million contract with i3- Systems, a South Korean company, using EPIR’s infrared technology.  In the fiscal year ended July 31, 2010, we shipped our first $150,000 of product under this arrangement. As a result of the lawsuit with EPIR, however, we presently do not have a supplier for the contract.

To date, the infrared market has presented numerous obstacles and barriers to developing commercially viable solutions. For this and other reasons, the Company does not anticipate devoting significant resources to the infrared market in the foreseeable future.

Company History

The founders of the Company, moved by the destruction caused by hurricanes in South Florida and inspired by the potential applications of solar energy, sought to combine their venture capital experience and their inspiration of developing solar-powered, energy-conserving emergency signage for emergency situations such as hurricanes in which traditional power sources were unavailable for extended periods of time.. They sought to produce a flexible solar-powered LED substrate that incorporated solar panels, battery back-up and energy-conserving light-emitting diodes (LEDs). The signage could be used in multiple ways during a natural disaster, to display emergency messages, communicate evacuation routes and more. The use of energy-efficient LEDs would allow the signage to use the absolute least amount of energy possible to create light, conserving as much as possible of what was generated through the solar wafers, and its lightweight and flexible design would allow it to be displayed in many different areas without the need to be attached to a fixed power source. The technology also served to decrease consumption of fossil fuels while increasing energy independence and national security.

The solar wafers commercially available in the early years of the Company’s existence lacked the efficiency that would be necessary for solar-powered LED signage to be a viable commercial reality, and these circumstances have not changed significantly in the last few years. In 2006-2007, engineering prototypes of the solar substrates were built and demonstrated at multiple meetings to gather marketing intelligence for the products. This led the founders through a process of identifying the significant future that would be associated with advanced semiconductors that not only could produce electricity by efficiently using the sun as a source, but also could do the reverse-- very efficiently produce general purpose lighting from LEDs, with nearly the same quality as sunlight, but efficiently using electricity as the source. In 2007-2008, Sunovia’s first engineering prototypes of LED lighting products were developed.

Clean energy and green industries relied heavily upon government subsidies in order to advance, because the costs of those technologies are significantly higher than traditional energy sources. Recognizing that those subsidies would be limited in time and scope, the Company committed to researching and developing truly competitive solutions to provide cost-effective solar energy and LED lighting.

Initial Entry into Solar and Infrared Technologies

Solar

Through its association with Dr. Sivalingam Sivananthan, the Company sought to transfer advanced techniques for capturing infrared light into solar photovoltaic technologies, and thereby capture a broader spectrum of the sun’s light at the highest efficiencies and lower costs. Sunovia’s relationship with Dr. Sivananthan’s company, EPIR Technologies, was formalized in 2008 with the goal of leveraging Dr. Sivananthan’s knowledge of infrared light detection to accelerate the development and commercialization of new, highly efficient, low-cost solar technology and to become the exclusive sales and marketing arm for any and all products developed by EPIR Technologies, including infrared and biosensor products.

Dr. Sivananthan was working with II-VI semiconductors (semiconductors located in columns two and six of the periodic table). These materials have long been used for infrared sensors and "thermal" cameras that enable night vision. In the early 1970s, thin-film solar cells were made by depositing cadmium and tellurium (CdTe), both II-VI semiconductors, on glass. The efficiency was low (only about 5%), but the cost of fabricating the cells was low. Steady improvement since that time has resulted in solar panels that are routinely in the 8% to 10% range of efficiency, with a single company, First Solar, producing the vast majority of these “CdTe on glass” panels in exceptionally high volumes. To date, CdTe on glass is the only successful application of II-VI materials for solar energy production. Systems created from CdTe panels are the lowest cost-per-peak watt systems installed anywhere in the world; still, the method of depositing CdTe on glass (which has no light absorption properties) does not support higher efficiencies. The Company, through its venture with Dr. Sivananthan and EPIR, has been pursuing a technology that would deposit CdTe structures in a manner that creates a pure single crystal structure on top of Silicon (Si), a substrate that is also a light absorber and easily manufactured. If this could be accomplished, much higher efficiencies could be obtained without losing the low cost of manufacturing that has been a significant advantage of this technology to date.

While Sunovia believes that II-VI, CdTe/Si solar cells may ultimately be the most efficient solar materials, there are significant costs and manufacturing obstacles to successfully deploying the technology. Recognizing these challenges, Sunovia designed a 2-axis tracking solar system that utilizes existing III-V and II-VI   solar cell materials as another way to potentially bring the technology to market. This multi-pronged solar strategy was devised to meet the challenges of a fast-paced and ever-changing renewable energy market.

Though the solar industry has shown continuous advancement over the last thirty years, solar energy remains significantly more expensive than current energy sources. In order to create sufficient demand for renewable energy without relying on government subsidies, grid parity must be achieved. This core problem inhibits the adoption of solar as the dominant source of energy for the world’s power grids at this time. However, for public policy reasons, either in hopes of stimulating employment, environmental benefits or incubating a successful industry for the future, some governments have made efforts to bridge this difference through subsidies. This somewhat political cycle is in turn affected by the world’s economies, where changes in policy make the future of subsidies uncertain. The year ending July 31, 2010 saw significant changes in U.S policy on solar energy as America went from a period of possibly increasing subsidiaries to a clear shift away from subsidies.

In 2008, our company identified an opportunity to sell solar power in the Dominican Republic, and entered into an Agreement of Principal Terms and Conditions with Parque Cibernertica de Santo Domingo SA, Dominican Republic, in July, 2009.

We believed this could be a profitable arrangement for the Company as the Dominican Republic depends on petroleum to power its grid, which results in higher grid prices than in the U.S. and other places. Additionally, the greatest unmet demand for power in the Dominican Republic appears to be at the time of day when solar power generates the most electricity. Furthermore, the government of the Dominican Republic provides incentives for alternative energy projects such as solar. In order to comply with the conditions of certain concessions received from the Dominican Republic’s Energy Commission, however, the Company must initially deliver a one mega-watt solar facility. The one megawatt facility was to be completed at EPIR during the first quarter of 2010; however, this facility was not completed, and the facility has not been fully developed at this time. In the light of the dispute with EPIR, it is unclear whether that condition of the concessions can be met in the foreseeable future. The Dominican Republic’s Energy Commission has the right to withdraw the concessions if the conditions are not met within timeframes established by the Commission.

Infrared

In facing the challenges presented by the solar energy industry, management identified mercury cadmium telluride (HgCdTe) infrared sensors and systems as a technology that could be commercialized for immediate profitability. Sunovia believed there was additional, immediate demand for the already-developed HgCdTe infrared products, and pursued sales channels that could potentially garner revenue to fund research and development of the CdTe solar cells and systems. The infrared research and development potentially had the added benefit of driving down costs across products, due to the synergies in the development and manufacturing of CdTe for infrared and CdTe for solar resulting from factors such as shared equipment. However, external factors, including shifting U.S. export compliance guidelines and reductions in profit margins for the infrared materials, made this strategy difficult to implement.

In light of the significant challenges facing the solar and infrared products at this time, the Company is focusing its efforts at the present time primarily on developing and commercializing LED lighting products through its LED lighting subsidiary, EvoLucia Lighting. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

LED Lighting

The lighting strategy initially consisted of two steps, the first being the development of fixtures using our LED aiming technologies, and second, a research program, initiated with Donggkuk University, towards the development of so called “perfect white” LEDs using zinc oxide instead of phosphors.

The search for a cost effective, perfect white LED is considered an important step in LED adoption. LEDs actually come in amber, blue and red colors, and chemicals such as phosphors are added to get them to white. The addition of such chemicals (currently phosphors) adds heat, reduces life, and reduces performance of LEDs. Through the encouragement of Dr. Sivalingam Sivananthan, EPIR’s president, we entered into a funding arrangement with Donggkuk University in Seoul, South Korea to use zinc oxide to achieve the white color. We committed $1 million towards this undertaking, and acquired a number of patents to begin the process. However, after spending $875,000, we did not see results that we considered promising enough to warrant further work, and we discontinued all funding in 2009.

EvoLucia LED Lighting

EvoLucia the Company’s wholly-owned LED lighting subsidiary is focusing on (i) the roadway / walkway lighting market (“cobra head,” “post-top” and “bell-top” products) and (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights). The outdoor lighting fixture market is estimated to be approximately $6 billion in 2010, according to Osram-Sylvania, a leader in the lighting industry.  There are currently over 200 competitors in the outdoor LED lighting market. Our Aimed Optics technology potentially provides a competitive advantage in this market, as it allows us to use less energy to put more light on the ground.

EvoLucia completed the basic design for most of its products in 2009. However, LEDs are semiconductors, and their performance is improving rapidly over time. That improvement drives the need to update product designs in order to remain competitive. We anticipate that this cycle of improvement in semiconductor performance followed by corresponding modifications in product design will continue for the foreseeable future.

The three most significant challenges facing the Company and EvoLucia in the outdoor light market are (a) developing a recognizable brand name, (b) expanding our distribution network, and (c) driving down the initial cost of our products. Each of these issues is a priority for the Company at this time and going forward.

Distribution Methods

Solar and Infrared

Our solar and infrared technologies have not been developed to the point of commercial products that can be sold to a market. Therefore, we do not have distribution networks or methods in these areas of our business.

LED Lighting

The Company has identified six primary distribution channels for its EvoLucia products:

1. Utilities,
2. Engineering Service Company (ESCO),
3. Commercial and Industrial (C&I),
4. Original Equipment Manufacturers (OEM),
5. Federal Government and
6. International channels.

1) Utility Market

NEMA (North American Manufacturing Association) estimates that public utilities have installed and currently maintain in excess of 12.5million cobra head street lights, and 9 million decorative post-top pedestrian-scale street lights in the U.S. EvoLucia is developing a sales and marketing infrastructure focused on the electric utility market segment. There are more than 1,300 utilities in the U.S., comprised of approximately 100 investor-owned utilities, 250 Municipal power companies, 930 Rural electrical cooperatives and 40 State- or federally- owned utilities. All four types of utilities have distinct and independent internal organizations with input into street lighting equipment and specifications.

Because utilities pay a lower price for energy than most of our customers (since they either generate the power themselves, or buy it wholesale), energy savings, which is one of the primary advantages of our products, is not as important to utility. Additionally, since most of our lights are used during off peak hours, the power company typically would not benefit significantly from such energy savings.

In spite of these obstacles, the Company believes that the utility market presents significant opportunities if we are able to offer a product with a lower initial cost than our current products. We are directing significant efforts to reducing the cost of manufacturing our product in order to better serve this market.

2) ESCOs and Alternative Arrangements

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

The leading ESCOs in the United States include Siemens, Honeywell, Trane, Chevron, Florida Power and Lighting (FPL) and Johnson Controls. We are currently working with several ESCOs on individual projects.  However, because each project includes an additional layer of cost associated with the ESCO contractor, it is difficult for our products to be competitive on overall price.

In addition to ESCOs, which operate from a formal regulated structure, an industry of energy consultants with various professional designations have entered into the market place in recent years. We have developed relationships with a number of these consultants and continue to work with them to generate sales.

3) Commercial and Industrial (C&I)

The C&I market is one of the most visible portions of the lighting market. Typically, architects and/or engineers design and specify lighting systems primarily for new construction, and the projects are sent out for bid. Electrical contractors, usually under contract with a general contractor, purchase the “lighting package” from electrical distributors. In this market, lighting fixture manufacturers are represented by manufacturer’s rep agencies. The Company currently has relationships with more than 40 rep agencies throughout the U.S.

The C&I market has recently consolidated and is currently dominated by a few Tier 1 lighting companies: Osram-Sylvania, GE, Lithonia (Acuity), Hubbell (Beacon, Varon), Cooper Lighting (IO Lighting) and Philips (Genlyte). In addition, each of those lighting companies has its own agency network, with roughly 75–80 regional sales reps covering the U.S. market. The Tier 2, 3 and 4 companies typically sell their products through representation by one of the Tier 1 companies. In addition, U.S. companies face significant competition from international companies in this market, the largest of which is Leotek, a Taiwanese company.

The Company is aggressively pursuing this market; however, fierce competition in this market results in slim profit margins. In order to compete more effectively in this market, we must reduce the cost of producing our product. Although our product delivers higher quality, more efficient light through the Aimed Optics™ technology, this market is currently unwilling to pay more for additional quality. We have several initiatives underway to reduce the cost of producing our product to address the challenges in this and other markets that arises from cost of production.

4) Federal Government

All departments of the federal government, other than the Department of Defense, are required by the Energy Act of 2007 to use lighting with the lowest payback model. In order to sell any products to the U.S. Government, companies need approval from the General Services Administration (GSA) and must obtain a GSA authorization number. Companies with GSA authority are eligible to be included in the GSA purchasing catalog where any Department or Agency may purchase products up to $75,000 without an RFP or competitive bid. The Company was awarded a GSA schedule in February 2010.With the award of our GSA schedule, this market is a primary focus for our marketing and sales efforts.

5)  Original Equipment Manufacturers (OEMs)

Due to both the size of the overall market and fragmentation in the lighting business, many lighting companies, including EvoLucia, act as suppliers to companies in the industry (OEMs) as well as a seller to the end user. EvoLucia initially participated in this market by creating light engines for other manufacturers.

In September 2008, Sunovia and Beacon Products, LLC (now part of Hubbell Lighting, Inc.) formalized a partnership for the developing and marketing unique LED products. The product development will include critical components of energy-efficient LED lighting fixtures and outdoor markets. Sunovia has provided research, engineering, development, design, test services, sales and marketing support for the creation of the products. Hubbell has provided general lighting industry expertise and market intelligence that is critical to the design, performance and test requirements that are needed for the design and sale of the products. We are in negotiations with several OEMS for additional arrangements to distribute our products.

6) International

The international market represents a large opportunity for EvoLucia as many countries do not have the installed power generation and distribution infrastructure that exists in the U.S., and often have power costs that are significantly higher than in the U.S. This market presents a challenge in addressing each country’s specific requirements, which often include certifications that we do not currently have. We are in active discussions with several countries to provide lighting solutions for specific projects. The international market did not represent a significant portion of sales in the most recent fiscal year, and we do not anticipate this to change in the near future.

Status of New Products and Services

Roadway Lighting Products

The Company’s current product offerings in the Roadway Lighting Market include (i) a Cobra Head light in several different wattages (Type II distribution, or 2-lane light) launched in July 2009, (ii) a decorative Fairview “Bell”-shaped light (installed in the Fairview, TX installation) and a decorative “Post Top” product. In development are several Type III and Type IV Cobra Heads for larger installations (including 4 lane Highways and Parking Lots), each of which is projected to require approximately $500,000 in development and tooling costs.

Cobra Head Roadway Lights

The cobra head is the most common streetlight in the United States, with 12.5 million installed annually in the U.S., and an estimated 40 million internationally. We began developing an LED replacement/retrofit for the cobra head street light in 2007 when the Company hired Rick Kauffman, as a consultant to help develop the cobra head LED product. Mr. Kauffmann is Chairman of the Standard Practice Sub-committee of the IES Roadway Lighting Committee which oversees RP-8, the American National Standard Practice for Roadway Lighting and the designer of the cobra head roadway light fixtures that represent over 45% of the cobra heads currently installed in the U.S. EvoLucia’s LED cobra head luminaires are the most energy-efficient (up to 75% less energy use), environmentally friendly and maintenance free (up to 12 years) fixture to light roads, highways and thoroughfares available on the market at this time.

In the last year, the Company completed the development of a number of  IES Type-II (designed for 2 lane and wide walkway installations), Type III, Type IV and Type V distribution cobra head product in standard 75 and 100 watt configurations designed to replace existing 150 watt metal halide (MH) and high pressure sodium (HPS) products. The Company has received UL certification for some of these products.

EvoLucia’s cobra head products replace/retrofit existing cobra head installations without the need to move utility poles or change existing infrastructure, so customers can cost-effectively upgrade with minimal change to existing hardware. The Company has completed designs to convert these cobra head fixtures to Architectural shoebox style fixtures.

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

The lights installed in the Fairview Roadway installation are designed predominately for walkways in municipalities and campuses. The Fairview lights are available in 48W or 225W configurations and replace 150W or 400W MH or HPS lamps, respectively. The Fairview luminaires utilize EvoLucia’s Aimed Optics™ technology, and focus light through individually aimed lenses for uniform, targeted light. The Fairview “Bell Top” uses up to 60% less energy and the decorative “Post Top” uses up to 75% less energy than existing lights, and both are maintenance free for over 50,000 hours.

Parking Garage Lights (PS14 and PS9)

This market has approximately 3.1 million parking lot/garage lighting fixtures, (per the US Dept of Energy 2008 Study titled “Energy Savings Estimates of Light Emitting Diodes – Niche Lighting Applications”) of which we estimate 500,000 are replaced each year and has a market size of $100 million annually in the United States. Sunovia’s first fixture in this area, the PS14, comes in 60- and 90- watt configurations and is designed to replace 175-watt MH and 150-watt HPS lights. The Company’s generation 2 design of the PS9 is a higher-end product with a shallower, 9-inch depth. This design has been specifically requested by two OEMs to produce a flatter light pattern with less glare. Production of the new PS9 will begin during the 3rd Quarter, 2011.

Utility Lights and Canopy Lights

Our Utility Light (UTL-1), used for illuminating sidewalks, pathways, landscaping, storage areas, flag poles, statues, signs and monuments is available in 15- and 24- watt configurations, use up to 75% less electricity than incandescent, quartz or metal halide fixtures and will be maintenance free for more than 10 years.

EvoLucia’s Canopy Light (CAN12), used for lighting exteriors, entryways, breezeways, walkways, perimeters, parking garages, storage areas and industrial / commercial spaces is available in 36- and 50-watt configurations, and is designed to replace 175 watt MH and 150 watt HPS lights.

Additional Products

Our LP3 Light Pack, designed for corridors, closets, cabinets, attics and residential garages, has been redesigned to come in 15- and 30-watt configurations and replace 75-watt incandescent fixtures with a 75% increase in efficiency, a significant increase in life expectancy and no maintenance for up to 15 years. Tooling has been purchased and this product is under production

Dependence on Customers

During the year ended July 31, 2010, we made sales aggregating $1,004,916 to four customers, which sales individually represented in excess of 10% of the Company’s net revenues. At July 31, 2010, approximately 48% of net accounts receivable is due from one customer. We were dependent on Hubbell Lighting during 2009, which represents 61% of the $996,080 sales we had during the year ended July 31, 2009.

Given that 30% of our business arose from Federal government sources in the fiscal year ended July 31, 2010, any change in government spending patterns may ultimately have a significant effect on our Company as well. The development of new products potentially will reduce our risks in this area.

PATENTS

The Company, including its subsidiaries and affiliates, currently has the following patents issued and   patents pending relating to technologies in solar, LED lighting, LEDs, and other components.

 U.S. Patent Applications (including PCT applications with no corresponding pending US application):

Title	Application Number	Filing Date/ Priority Date	Status
Street Light Retrofit Assembly	29/361,123	May 5, 2010	Pending
Solid State Outdoor Overhead Lamp Assembly	61/325,116	April 16, 2010	Pending
Methods and Apparatuses For Transferring Heat From an LED Luminaire	12/706,620	Feb. 16, 2010/ Feb. 16, 2009	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	12/767,698	April 26, 2010/ April 24, 2009	Pending
Solid State Luminaire With Reduced Optical Losses	12/769,521	April 28, 2010/ April 28, 2009	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	12/769,556	April 28, 2010/ April 28, 2009	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	12/769,627	April 28, 2010/ April 28, 2009	Pending
Light Units with Communications Capability	11/760,464	June 8, 2007/ Sept. 10, 2004	Pending
LED Light Unit With Battery Back-up, Communications and Display	12/027,232	Feb. 6, 2008/ Feb. 6, 2007	Pending
LED Light Unit With Battery Back-up And Internal Switch State Detection	12/594,932	April 7, 2008/ April 6, 2007	Pending
Modular Solar Panel System	12/594,933	April 7, 2008/ April 6, 2007	Pending
Method and System for Collecting and Optically Transmitting Solar Radiation	12/598,412	May 1, 2008/ May 1, 2007	Pending
LED Heat Sink and Lamp Assembly	12/685,571	July 14, 2008/ July 12, 2007	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	PCT/US09/46023	June 2, 2009/ June 2, 2008	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	PCT/US09/49629	July 2, 2009/ July 2, 2008	Pending
Formation of Large Arrays of Zinc Oxide Nanostructures Using Electro disposition**	U S Application 12/126,671	July 3, 2008	Pending
Super Bright Light Emitting Diode of Nanorod Array Structure Having InGaN Quantum Well and Method for Manufacturing the Same**	US Patent number 7,132,677	November 7, 2006	Pending
** = patents arising from the Company’s Zinc Oxide project with Donggkuk University in South Korea

Foreign Applications (including PCT applications):

Title	Country	Application Number	Filing Date/ Priority Date	Status
Methods and Apparatuses For Transferring Heat From an LED Luminaire	WIPO	PCT/US10/24321	Feb. 16, 2010 / Feb. 16, 2009	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	WIPO	PCT/US10/32443	Apr. 26, 2010/ Apr. 24, 2009	Pending
Solid State Luminaire With Reduced Optical Losses	WIPO	PCT/US10/32818	Apr. 28, 2010/ Apr. 28, 2009	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	WIPO	PCT/US10/32827	Apr. 28, 2010/ Apr. 28, 2009	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	WIPO	PCT/US10/32857	Apr. 28, 2010/ Apr. 28, 2009	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	WIPO	PCT/US09/46023	June 2, 2009 / June 2, 2008	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	WIPO	PCT/US09/49629	July 2, 2009 / July 2, 2008	Pending
Light emitting diode and its Manufacturing Method	Japan	Application No. 2004-36604 Registration No. No. 4160000	February 13, 2004	Registered
Method for forming Gan Nano Rod using HVPE growth	Korea	Registration No. 10-0693130	March 13, 2007	Registered
Method for forming Single Rod Gan PN Junction LED	Korea	Registration No. 10-0693129	March 13, 2007	Registered
Field Emission Display Using Gan Nanorods	Korea	Registration No. 10-0502817	July 21, 2005	Registered
Method of Forming Nanorods Using a Chemical Vapour deposition Apparatus for Fabricating Nano Rods and Nonrods or Nano Wires Using the Same Apparatus	Korea	Registration No. 10-0789652	January 2, 2008	Registered
Method for Forming Gallium Nitride Layer with Fewer Defects	Korea	Registration No.: 10-0525725	November 3, 2005	Registered
Method for Fabricating single Crystalline Gallium-Nitride Substrate by Using Galium-Nitride Nanorod	Korea	Registration No.: 10-0499814	July 7, 2005	Registered
Electroluminescent Device, Fabrication Method, and Light Emitting Method for Realizing Multi-Color and White-Color Emission	Korea	Registration No.: 10-0755337	September 7, 2005	Registered

Need for Government Approval of Principal Products and Services

We do not require government approval to sell any of our products except to export infrared products. However, in certain instances our customers may desire carbon and tax credits associated with the use of our products, which requires governmental approval. As discussed in the “Status of New Products and Services” section, we have obtained approval to sell infrared products to South Korea, but must obtain additional export licenses for any future shipments. Each additional shipment would require an additional export license; however, having already obtained one for the initial shipment, the Company may have an easier task in obtaining such a license than would otherwise be the case. If additional shipments of the infrared technology are to be made, this issue will need to be addressed, and either the Company or EPIR will be required to bear the administrative and hard costs of obtaining such licenses.

Effect of Existing or Probable Government Regulations

We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business. With respect to lighting, the Energy Independence and Security Act of 2007 (EISA 2007) requires that each Federal agency ensure that major replacements of installed equipment (such as heating and cooling systems) or renovation or expansion of existing space employ the most energy-efficient designs, systems, equipment, and controls that are life-cycle cost effective. EISA 2007 sets several additional mandates regarding procurement of energy-efficient products. We build products and conduct business in a manner intended to meet these standards when we intend to sell into the markets where they are applicable.

Additionally, the American Recovery and Reinvestment Act of 2009 (ARRA) has a number of provisions for U.S. manufacturing which apply primarily to our LED lighting products. Compliance with ARRA is necessary in order to bid for certain projects and allows for direct purchase without formal bid in other projects, which reduces the cost of sale to the Company and allows for quicker revenue generation on those projects for which a bid is unnecessary. Based on current interpretations of this complex set of rules and the factors underlying the manufacture and assembly of its LED lighting products, the Company believes that its LED lighting products are ARRA compliant.

Amount Spent on Research and Development

For the fiscal year ended July 31, 2010, the Company paid EPIR an aggregate of $7,145,723 for research and development of the solar and infrared technologies. This amount included cash in the amount of $1,000,000 and shares of common stock of the Company with a fair value of $ 5,876,030 on the date of issuance paid to EPIR and other expenditures of $269,693.

For the fiscal year ended July 31, 2009 the Company paid EPIR an aggregate of $6,094,626 for research and development of the solar and infrared technologies. This amount included cash in the amount of $3.5 million and warrants and shares of common stock of the Company with a fair value of $2,594,626. In addition, in 2009, the Company paid $200,000 for research at Donggkuk University relating to zinc oxide LEDs.

Costs and Effects of Compliance with Environmental Laws

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will directly impact our planned future. Based upon our current product mix and the markets in which we sell them, there are no environmental laws that require our compliance that we anticipate to have a material effect on the normal operations of our business. In the event we offer compact fluorescent lights for sale in the future, this may change, as there have been concerns raised regarding mercury pollution associated with CFLs.

Employees

As of December 1, 2010, we had 16 full-time employees. We have not experienced any work stoppages and consider relations with employees to be good.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. PROPERTIES

We currently lease an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease contract. The lease requires monthly rent, including sales tax, of approximately $6,930. The building consists of 17,252 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. Sunovia Energy is participating in an incentive-based grant program through Sarasota County which resulted in an incentive of $50,000 in fiscal year 2009 and that could result in an additional incentive payment of $50,000 if certain conditions, relating particularly to adding employees and their average annual wage, are met over the next two years.

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

ITEM 3. LEGAL PROCEEDINGS

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

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results, other than as described below:

The Company is a party to a lawsuit arising out of its Research, Development and Supply Agreement with EPIR Technologies, Inc. (“EPIR”). The suit was brought by EPIR in August, 2010, and seeks an unspecified amount of damages and other unspecified equitable relief. The Company filed certain counterclaims against EPIR and certain other parties, including Sivananthan Labs, Inc., an affiliate of EPIR and its principal, Dr. Sivananthan. Each of the parties to the litigation has brought numerous claims and counterclaims against each other, and several motions to dismiss certain claims have been filed and are pending.

The litigation is in the early stages of motions, and discovery has not yet begun. The outcome of the litigation is uncertain, and the potential damages that may be awarded to any of the parties cannot be estimated with any accuracy at this time.

The Company has been billed a total of $471,047 and has paid $195,365 in legal fees in this case as of December 1, 2010. The total cost of the litigation cannot be estimated at this time.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "SUNV". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$.18	$.06	$1.00	$.51
Second Quarter	$.15	$.10	$.67	$.10
Third Quarter	$.12	$.08	$.13	$.06
Fourth Quarter	$.08	$.04	$.10	$.06

Holders

As of December 10, 2010, we had approximately 1,514 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Island Stock Transfer, Inc. 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends if, after giving effect to the distribution of the dividend:

● we would not be able to pay our debts as they become due in the usual course of business; or
● our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not anticipate declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On August 25, 2010, a convertible debenture in the face amount of $1,000,000 dated July 31, 2010, was converted for 64,516,127 shares of common stock which settled the obligation in full.

Also, on August 30, 2010, the Company sold an aggregate of 60,125,000 shares of common stock at $0.02 per share for an aggregate purchase price of $1,202,500.

On August 31, 2010, the Company issued 1,000,000 common shares to a consultant of the Company in payment for services.

On September 1, 2010, the Company issued 882,488 shares of its Common Stock to employees and consultants of the Company upon the exercise of stock options previously granted.

On September 1, 2010, the Company issued 2,870,000 common shares to an entity controlled by its chairman in settlement of an obligation under a royalty agreement.

On September 27, 2010, the Company sold an aggregate of 500,000 shares of common stock at $.02 per share for an aggregate purchase price of $10,000.

On September 28, 2010, the Company sold an aggregate of 16,500,000 shares of common stock at $.02 per share for an aggregate purchase price of $330,000

On September 28, 2010, the Company issued 87,500 common shares in payment for services.

On October 5, 2010, the Company sold an aggregate of 16,025,000 shares of common stock at $.02 per share for an aggregate purchase price of $320,500.

On October 13, 2010, the Company sold an aggregate of 4,500,000 shares of common stock at $.02 per share for an aggregate purchase price of $90,000.

On October 14, 2010, the Company issued 2,063,667 shares of common stock as payment for services.

On October 15, 2010, the Company sold an aggregate of 7,000,000 shares of common stock at $.02 per share for an aggregate purchase price of $140,000.

On October 29, 2010, the Company sold an aggregate of 25,000,000 shares of common stock at $.02 per share for an aggregate purchase price of $500,000.

All of the offers and sales of securities listed above were made to accredited investors, affiliates or executive officers of the Company, and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated there under with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, each of whom was an accredited investor, or executive officers of the Company, and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above referenced persons, we have made independent determinations that each of the investors were accredited investors and that each investor was capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6. Selected Financial Data

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6 Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

Overview

In fiscal year 2010, the Company faced obstacles to continued development of its solar and infrared technologies, arising from cash flow constraints, changes in the solar market that lengthened the time horizon in which that technology will become economically viable and shifts in our alliances with strategic research partners. See “Description of the Business – Solar and -Infrared.”  Though the Company believes that these technologies may yield opportunities in the future, the Company does not have sufficient resources to pursue them aggressively in the near-term, and current market conditions in the solar market particularly indicate that even aggressive pursuit of the technology would not yield profitable operations in that segment for a number of years to come. By contrast, the LED lighting market presents an immediate opportunity for revenue growth and ultimate profitability. The Company has shifted its focus over the course of fiscal year 2010 to the LED lighting market, particularly outdoor and area lighting, and anticipates continuing that focus for the foreseeable future, while retaining its solar and infrared assets and technological advances so that it can respond to positive changes in those markets if they occur.

For the year ending July 31, 2010, the Company had a net loss of $20,518,548, as compared to a net loss of $14,471,361 for the previous fiscal year, or an increase of $6,047,187 (42.78%). Approximately 60% of the increase resulted from an impairment of the investment in EPIR of $3,680,385, and $1,663,539 in derivative losses. These losses resulted from our sale of convertible debentures, as explained in Note A and Note P of the financial statements. See “Other Income and Expenses”, below. The net loss from operations for 2010 was $15,127, 533 as compared to a net loss from operations in 2009 of $14,356,440, or an increase of 5.37%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

Results of Operations

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the consolidated financial statements included herewith for the years ending July 31, 2010 and July 31, 2009.

	2010	2009
Sales	$1,587,418	$996,080
Cost of Sales	1,785,467	677,724
Selling, General & Administrative Expenses	7,783,761	8,380,170
Research and Development Expenses	7,145,723	6,294,626
Total Operating Costs and Expenses	14,929,484	14,674,796
Operating Loss	(15,127,533)	(14,356,440)
Impairment of Investment in EPIR	(3,680,385)	- 0-
Interest Income (expense)	(47,091)	68,437
Derivative Loss	1,663,539	183,358
Net Loss	$(20,518,548)	$(14,471,361)

Revenues

Revenues for the fiscal year ended July 31, 2010 were $1,587,418, which represented an increase of approximately 59% from the prior year’s sales of $996,080. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

A number of initiatives were begun in 2010 or continued from the prior year that contributed to the increases in sales for the year, in particular:

1. In the first fiscal quarter of 2010, the Company completed its sale of Cobra Head lights to Camp Lejeune, a military base in North Carolina. Revenue from the sale was $483,111 or approximately 30.43% of total sales revenue for the year. The Company sold this project at a discounted price and determined to take a loss leader on this project in order to demonstrate the product with a view toward generating additional business from this particular base and from other military installations. The Company sought to build from this advantage and engaged a retired military officer to assist in its marketing efforts in the area.

2. The Company developed relationships with energy service contractors, an emerging business model of companies that sell expertise in energy savings over a life cycle. The Company’s LED lighting fixtures are designed to provide energy savings over a life cycle, making this an attractive area for future growth. During fiscal year 2010, the Company generated approximately $300,000 in sales from these relationships. This sector did not contribute to revenues in 2009.

3. The Company continued its relationship with Hubbell Lighting, a large OEM, through sales of light engines. Cost of sales, in this case, were favorable in 2010 as the significant engineering expense was incurred in fiscal year 2009. Sales from this relationship were $237,174, or approximately 14.94% of total sales for the year ended July 31, 2010, compared to $617,578 (62.00%) of sales for the year ended July 31, 2009. The decline in sales from 2009 was due to the loss of a large customer by Hubbell. Continued success in this area could result from growth with the existing customer and establishing similar relationships with other OEMs.

4. The Company actively bids on lighting projects for municipalities, a significant market segment for our LED lighting products. In fiscal year 2010, projects for municipalities resulted in sales of $224,000, which represented 14.11% of total sales for the year, as compared to $310,319 (31.13%) in 2009. This segment did not generate profit for the Company in 2010, due largely to highly competitive pricing and specialized requirements that increase our costs of sale.

5. The Company sold $165,000 of Infrared wafers under its agreement with i3 Systems in 2010; however, the cost of sales exceeded the revenue on this sale.

Gross Profit

The Company had a gross loss of 12.48% for the year ended July 31, 2010, as compared to a gross profit of 31.96% for the year ended July 31, 2009.  A number of factors contributed to this circumstance, particularly:
•	The additional costs associated with developing, producing and delivering new products.
•
Several of our distribution channels represent market sectors in which sales are driven almost entirely by low price and cost savings realized. Our products provide additional functionality not available in other products but they are consequently more expensive than other lighting products and therefore do not compare favorably in market sectors that are driven entirely or substantially by cost.

•	In order to more effectively negotiate prices with suppliers, the Company needs higher sales volumes than it is currently experiencing.

Expenses

Overall expenses were substantially flat year to year from fiscal year 2009 to fiscal year 2010. However, the Company recognized an impairment to an investment of approximately $3.7 million and the derivative loss of approximately $1.7 million associated with the convertible debentures issued in 2010. See “Other Expenses”, below.

The major categories of expense for the Company are discussed individually below.

Research and Development

Research and development expenses are primarily associated with our solar and infrared technology efforts. The vast majority of R&D expenses of the Company have been paid to EPIR Technologies, Inc. to develop the solar and infrared technologies discussed elsewhere in this report. See “Item 1 Description of the Business – Company History -- Initial Entry into Solar and Infrared Technologies.” R&D expenses for 2010 totaled $7,145,723 in 2010, compared to $6,294,626 in 2009, or an increase of $851,097 (13.52%).

As discussed in ITEM 3, “Legal Proceedings”, the Company is currently in litigation with EPIR. The events giving rise to the litigation and uncertainties associated with this lawsuit limit our ability to accurately assess the status, results and value of our research arrangement and investment in EPIR. We recognized an impairment to our investment in EPIR of $3,680,385 in 2010, reflecting the negative changes in the solar market generally and the Company’s assessment of the viability of that technology in the future.

Fiscal year 2010 began with promising developments in our solar program. Early in the year, we announced an unverified world record in thin film efficiency resulting from the technology developed with EPIR. In addition, we shipped our first order for infrared wafers under the i3 Systems contract.

As the year progressed, however, the solar industry began to change. Domestic policy began to move away from subsidies for clean and renewable energy as the U.S. economy continued to languish and public support of clean energy programs waned. The bell-weather stock in our industry, First Solar, saw its stock drop 65%, in spite of excellent performance, as investors doubted future subsidies. Our efforts to develop a solar facility in the Dominican Republic, which was a key to sustaining our solar program, were based upon our belief that our investment in EPIR would produce grid parity in the next several years. Over time, it became increasingly clear that grid parity probably could not be achieved within the timeframes necessary for our solar program to be self-funding. Also, the deterioration of our relationship with EPIR negatively our infrared operations, which we believed would begin to fund solar research as we delivered infrared wafers under the i3 Systems contract.

Also, EPIR was obligated to develop a 1 to 2 megawatt solar manufacturing facility, which would allow us to move forward with the development of a solar system in the Dominican Republic. EPIR’s failure to complete that manufacturing facility has created a significant obstacle to successfully implementing our strategy in the Dominican Republic.

Based on the current climate and the status of the litigation with EPIR, the Company does not anticipate expending significant funds on research and development in the solar or infrared technologies in the foreseeable future. The Company does anticipate continuing to develop its LED technology to support its LED lighting business, however.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $596,409 year over year from $8,380,170 in 2009 to $7,783,761in 2010. The major components are discussed below.

Product Development

Product development costs were $1,857,831 for the year ended July 31, 2010, compared to $1,316,722 for the year ending July 31, 2009, an increase of $541,109 or approximately 41%. The nature of the expenses changed over the 2010 fiscal as the Company moved from creating original designs in 2009 to improving those designs and keeping pace with technological changes in 2010. We anticipate the need to invest in developing the next generation of our products in order to compete effectively in our markets.

General and Administrative

As in all companies, general and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the year ending July 31, 2010 we spent $1,010,772 in this area, compared to $512,821 in the prior year. Among the factors reflected in this increase is the legal costs associated with the EPIR lawsuit, the expenditures the Company incurred related to Sarbanes Oxley evaluation and compliance, other administrative increases such as salaries for new positions added, and an additional amount paid to a consultant (both in cash and in stock) paid to provide technical and business advice to the senior management of the Company.

Sales and Marketing Costs

Sales and marketing costs, included noncash expenses, totaled $3,484,519 in fiscal year 2010, as compared to $4,499,054 in fiscal year 2009, representing a decrease of $1,014,535 or 22.54%. This decrease reflected decreases in the price of the Company’s common stock, as well as a decrease in the number of shares of the Company’s common stock issued, which was used to pay much of the sales and marketing expenses.

Sales and marketing salaries and benefits costs were $300,000 in 2010, as compared to $100,000 in 2009, reflecting the Company’s additions to its sales force. In addition, in 2010, the Company incurred $140,000 in commissions; $50,000 in marketing costs, including printing and setup fees, and $75,000 in royalties. The Company incurred royalty expense of $50,000 in 2009 but no significant marketing or commission expenses.

Other Income and Expenses

Other income and expense reflects interests costs (net of interest income), including derivatives and impairment costs, as discussed below:

Interest expense for the year ended July 31, 2010 was $47,091 compared to $68,437 of Interest income for the year ended July 31, 2009. This was due to the accumulation of cash from private placements; more cash on hand was maintained during the year ending July 31, 2009 as compared to the year ending July 31, 2010.

Derivative losses - We had interest expense and derivative expense of $183,358 on the sale of $500,000 of convertible debentures for the year ended July 31, 2009 compared to $1,663,539 for the year ended July 31, 2010, when we sold $1,500,000 of similar convertible debentures. The $500,000 of debentures sold at July 31, 2009, along with $500,000 of debentures sold on August, 2009 were settled for 30,992,493 shares on September 28, 2009. The $1,000,000 in debentures sold on July 30, 2010 were settled for 64,516,127 shares in September, 2010.

Impairments – The Company recognized a significant impairment to its investment in EPIR during 2010. In the first quarter of 2010, EPIR was required to deliver, under the RD&S Agreement, materials meeting specified efficiency and manufacturing requirements. The contract requirements were not met, and the Company was unable to determine whether the product would be delivered at any time and if delivered, whether it would meet the specifications of the contract.  Also, as discussed in Item 3, “Legal Proceedings”, the Company was unable this year to obtain financial and other data provided in previous years to evaluate its investment in EPIR Technologies, Inc.  Finally, the litigation brought by EPIR casts further doubt on the value of the investment to the Company.  For these reasons, the Company has reflected an impairment to that asset of $3,680,385.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2010, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. The Company anticipates the need to raise significant amounts of capital in order to fund its operations in the next fiscal year.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of July 31, 2010, we had $1,058,872 in cash and cash equivalents. We had receivables, net of allowances, of $222,084 and inventory of $944,758 and our current liabilities were $3,901,549, although $1,850,000 of the liabilities are convertible into common stock.

Our business cycle is working capital intensive, in that the sales cycle can be several months or longer, with some costs incurred upfront. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. We do not have a credit line, and until we are profitable, credit is uncertain for the Company. The Company does not anticipate a profitability level that would resolve its cash flow issues in the foreseeable future and expects to rely upon capital contributed by investors to fund its operations.

The Company outsources its manufacturing; consequently, we do not have significant capital expenditures.

We raised $4,075,250 from investors for the year ending July 31, 2010, compared to $1,216,053 raised for the year ending July 31, 2009. We have raised an additional $2,593,000 from sales of common stock at a price of $.02 since July 31, 2010

Operating Activities

Net cash used in operating activities for the year ended July 31, 2010 totaled $5,172,923 as compared to $7,357,846 for the year ending July 31, 2009. Net cash used by operating activities was mainly a result of a net loss of $(20,518,548) for the year ending July 31, 2010 which included non-cash charges of approximately $15,000,000.

Investing Activities

Net cash used in investing for the year ending July 31, 2010 was $358,386 as compared to $ 32,941 for the year ending July 31, 2009. The amounts incurred in 2010 were due primarily to our purchase of tooling and software for product development.

Financing Activities

Our net cash raised in financing activities for the year ending July 31, 2010 was $6,281,686, of which $4,075,250 resulted from sales of common stock and $2,206,326 resulted from the sale of notes and convertible debentures. Net cash raised in financing activities was $1,716,503 for the year ending July 31, 2009, of which $1,216,503 was attributable to private placements of common stock and $500,000 was attributable to convertible debentures.

Cash Requirements

As of November 30, 2010, we had $1,845,252 in cash and cash equivalents. As discussed below, this is not adequate to maintain the Company’s current level of operations through July 31, 2011.

Commitments

The scheduled contributions under the EPIR contract which remain unfunded are listed in the following table: (see discussion below)

1,000,000	June 1, 2010
1,000,000	August 1, 2010
1,000,000	October 1, 2010
1,000,000	December 1, 2010
500,000	April 1, 2011
500,000	October 1, 2011
500,000	April 1, 2012
500,000	October 1, 2012
500,000	April 1, 2013
500,000	October 1, 2013
500,000	April 1, 2014
500,000	October 1, 2014
500,000	April 1, 2015
500,000	October 1, 2015
500,000	April 1, 2016
500,000	October 1, 2016
500,000	April 1, 2017
500,000	October 1, 2017
500,000	March 1, 1017
500,000	October 1, 2017

It is unclear whether the Company will be required to fund any portion of these commitments in the future and it is unlikely that the issue will be resolved except through a settlement of the litigation or an order of the court.

Assessment of Company Strategies; Change in Management

In September, 2010, the Company hired Arthur Buckland as its Chief Executive Officer. Mr. Buckland has a wealth of general management experience in the energy and semiconductor sectors, having served as a senior executive in numerous companies in those industries. Mr. Buckland replaced Carl Smith, as Chief Executive Officer, though Mr. Smith remains Chairman of the Board. As part of the transition, the management team is reviewing the Company’s processes and strategies and determining the most appropriate course going forward.

Solar

Given the lack of performance by EPIR, the price collapse in combination with gains in efficiency and over supply in the solar industry in general, the Company does not believe that aggressively pursuing a solar strategy is appropriate. In addition, the financial markets have devalued solar companies significantly, and economic viability of the technology remains at best a number of years in the future.

We are also reviewing our planned facility in the Dominican Republic. We have obtained a provisional concession that provides certain benefits to us and to investors in the Dominican Republic. This concession, which was granted by the Department of Energy in the Dominican Republic, is conditioned upon several factors, including the successful and timely development of a one megawatt solar manufacturing facility, as well as certain validations of the technology that would result from having developed the facility. This manufacturing facility that was necessary to deliver the solar system was to be completed by EPIR in the first quarter of 2010 under its RD&S Agreement with us; however, the facility has not been completed. We are pursuing other alternatives with regard to the Dominican Republic project with a view toward capturing value under the current circumstances. It is unclear at this time whether this project could be successfully completed as a solar facility without engaging additional partners on different terms than those that were contemplated at the outset.

Infrared

Management is assessing its options with regard to its contract with i3 Systems. At the current time, we have no further orders under the contract and it is unclear whether the product would be supplied by EPIR if orders were forthcoming. The Company is considering its alternatives in this regard but has reached no definitive conclusion.

LED Lighting

The Company’s current intention is to devote its financial resources to its LED lighting business, as it presents the most promising avenue to growth and profitability in the shortest period of time with the least amount of capital required.  We will continue to monitor developments in the solar and infrared industries to determine at what point pursuit of those technologies may be more viable.

As discussed elsewhere in this report, the Company has certain rights to various patents relating to Zinc Oxide LED technology developed through its relationship with Donggkuk University. We are in the process of reviewing the technology that has been developed and its potential for commercialization. It is unclear at this time whether opportunities exist to commercialize that technology or the time or expense involved in pursuing those opportunities.

Going Concern

The Company has suffered recurring losses from operations and has negative working capital and stockholders’ equity at July 21, 2010.

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

We have undertaken steps as part of a plan to improve operating results with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits; and (c) controlling overhead and expenses.

There can be no assurance that we will successfully accomplish these steps and it is uncertain whether we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance providing a one year deferral of the effective date of fair market value measurement for non-financial assets and non-financial liabilities. Effective August 1, 2009, we implemented the guidance for non-financial assets and liabilities that are premeasured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on our financial position or results of operations. We continue to evaluate the impact of the guidance, if any, on our consolidated financial statements for future periods.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also changes the way the consolidated income statement is presented, requires additional disclosures, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The guidance became effective for us as of August 1, 2009; however, it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between previously existing standards. The guidance became effective for us as of August 1, 2009; however, it did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified authoritative guidance providing a framework for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, in order to determine whether the instrument should be classified as an equity instrument or a derivative instrument. The guidance became effective for us as of August 1, 2009. We have performed an evaluation of our equity-linked financial instruments that are subject to the guidance, including outstanding common stock warrants, and determined that they should be classified as equity within the consolidated balance sheets. The guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 (our fiscal year ending July 31, 2011). We will assess the potential impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us.

In June 2009, the FASB issued accounting guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance became effective for us as of our fiscal quarter ended October 31, 2009 (the “First Quarter”). The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The guidance became effective for us as of November 1, 2009; however it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value, and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. The guidance became effective for us as of November 1, 2009; however, we do not currently have any investments that fall within the scope of this new guidance, and it did not have a material impact on our consolidated financial statements or related disclosures.

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year ending July 31, 2011 (“Fiscal 2011”)). We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (our Fiscal 2011). We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. We adopted the guidance in the three month period ended April 30, 2010 (the “Third Quarter”), except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011). The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated. The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended January 31, 2010 as filed with the SEC on March 11, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (our fiscal quarter ending October 31, 2010). We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

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

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Research and Development

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

Share-Based Payments

Compensation cost relating to share based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Liquidity - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended July 31, 2010 and 2009 the Company has experienced losses of $20,518,548 and $14,471,361, respectively. As of July 31, 2010, the Company also had a working capital deficiency of $1,633,049. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures. The Company anticipates a need for significant funding from capital investment in order to support its operations and continuing as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Except as discussed below, our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

· An obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors,
· A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
· Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or,
· Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

In December 2005, we acquired all of the patent rights owned by Sparx, Inc. from Carl Smith; our Chairman owns all of the capital stock of Sparx. In connection with the acquisition of the patent rights, we issued 500,000,000 stock options to Mr. Smith and have agreed to pay a royalty of 4.9% of revenues to Sparx, Inc.

Quantitative and Qualitative Disclosures About Market Risk

We have no material exposure to interest rate changes. We are subject to changes in the prices of energy, which are out of our control.

Effect of Changes in Prices.

Changes in prices in the past few years have been a significant factor in the solar and lighting industries. In the solar industry particularly, in 2009 and 2010 the PV solar market flattened and new Chinese factories brought a 20-fold increase in capacity on line. As a result, the price of  silicon-based PV solar panels collapsed by 80% to 90% which eliminated much of the opportunity for profit in the product. In addition, because the Company was focusing on a different, less efficient but lower-cost technology (cadmium telluride), the dramatic decrease in silicon panel prices eliminated the advantage the Company was seeking to gain. At the same time the capital market valuations of all solar companies have been devalued to reflect the commoditization of the solar market world-wide. The Company believes it will be several years before conditions in the solar market might be favorable again.

In the lighting industry, prices of equivalent incandescent lighting products are lower than the Company’s prices. Though our sales are currently buoyed by subsidies, reducing the cost of our products is a primary long-term strategy and will be necessary in order for our LED lighting products to be competitive in the marketplace in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On July 28, 2010 (the “Dismissal Date”), the Company advised Bobbit, Pittenger & Company, P.A.  (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 28, 2010.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended July 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the years ended July 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had a loss from continuing operations and a working capital deficiency.

During the years ended July 31, 2009 and 2008, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended July 31, 2009 and 2008, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On August 2, 2010 (the “Engagement Date”), the Company engaged Kingery & Crouse, P.A.  (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2010. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Except as set forth below, during the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

●
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

●
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

During the previous fiscal year, the Company has consulted with the New Auditor with respect to the valuation of the Company’s derivative securities.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-K for the year ended July 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management Annual Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of July 31, 2010.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the names and certain other information regarding or current directors and executive officers.

Name	Age	Position
Carl L. Smith, III	41	Director, Chairman of the Board
Robert H. Fugerer	52	President, Chief Technology Officer and Director
Matthew Veal	51	Chief Financial Officer, Controller and Secretary

Arthur Buckland	62	Director, Chief Executive Officer
Erich Hofer	49	Director

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

Background of Directors and executive officers
General Information about the Nominees: The following information regarding the Nominees, their occupations, employment history and directorships in certain companies is as reported by the respective Nominees.

Carl L. Smith, III, Chairman of the Board of the Company and former Chief Executive Officer of the Company.  Mr. Smith served as CEO of the Company prior to the appointment of Mr. Buckland.  Mr. Smith is the founder of our business. Prior to 2005, Mr. Smith founded and was a principal of Research Capital, a venture capital firm located in Sarasota, Florida. Mr. Smith attended Appalachian State University in Boone, North Carolina.

Arthur Buckland brings to the Company more than twenty years of experience as a Director on various boards of publicly traded companies.  Mr. Buckland is the co-founder of the Los Angeles, CA based company Angeles Energy.  From 2007to 2009 Mr. Buckland held a series of executive positions at Soliant Energy Inc. including Chairman, Chief Executive Officer and President.  Mr. Buckland was also co-founder, Chairman, and Chief Executive Officer of the Massachusetts based Engim Inc from 2001 – 2003.  In 1996, Mr. Buckland was named Entrepreneur of the Year by NASDAQ, Ernst & Young, and USA Today for his entrepreneurial efforts with Clare Inc. from 1993 to 2001.  Mr. Buckland holds a Masters in Business Administration from Harvard and a Bachelors of Science from Syracuse University.

Robert Fugerer has been a member of our Board of Directors since April 2006.  Prior to 2006 Mr. Fugerer served as principal engineer for electro-optical and signal processing technologies at the Arnold Engineering and Development Center in Tullahoma Tennessee and then Senior Applications Engineer for Arrow Electronics in Tampa Florida. Mr. Fugerer has a Bachelor degree in Engineering Science from Lipscomb University and Bachelor degree in Electrical Engineering from Vanderbilt University where he graduated Summa Cum Laude. Mr. Fugerer also has a Master of Science in Electrical Engineering from the University of Tennessee and Master of Science in Engineering Management from the University of Alabama.

Matthew Veal has been our Chief Financial and Accounting Officer, Controller and Secretary since the inception of the Company. From 2004 until present, served on the board and is the former CFO (2004 to 2006) for Global Water Technologies, Inc. Mr. Veal graduated from the Fisher School of Accounting at the University of Florida in 1980.

Erich Hofer has been a director of PetroHunter Energy Corporation, a public company, since April 28, 2009. He has been a director of Arkanova Energy Corporation since March 2007. Arkanova Energy is a publicly-traded oil and gas company with property interests located in Arkansas, Colorado and Montana. From January 2005 to September 2007, he served as group CFO for Argo-Hytos Ltd., a mobile hydraulic application manufacturer, headquartered in Baar, Switzerland. From September 2001 to March 2004, he served as chief of staff and deputy of the group CEO at Schneeberger Ltd., a linear technology manufacturer, located in Roggwil, Switzerland. Mr. Hofer holds an MBA degree from the University of Chicago and a B.S. degree in economics and management from the University for Applied Science for Business and Administration in Zurich. He is also a certified management accountant in Switzerland.

Role of the Board
Pursuant to Nevada law, our business, property and affairs are managed under the direction of our board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the board keep informed of our business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.

2010 Board Meetings
During the year ended July 31, 2010, the Board formally met 7 times and made 16 additional written resolutions. The directors attended all of the combined total meetings of the Board on which they served in 2010.

Board Committees

Audit Committee
We do not have an Audit Committee, as our board of directors during 2010 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Code of Conduct

We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:
•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons indentified in the code; and
•	Accountability for adherence to the code.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

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

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this report any failure to file reports by such dates during fiscal 2009. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2010, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

Director Compensation
The Company compensates outside directors on a negotiated basis including expenses for their service.

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

Election of Directors and Officers

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and our other executive officers during the fiscal years ended July 31, 2009 and 2010.
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Smith	2010	$220,000	(1)		-0-	-0-	-0-	-0-	$18,084	$238,084
	2009	$-0-			-0-	-0-	-0-	-0-	$16,428	$16,428
Robert Fugerer	2010	$150,000			-0-	-0-	-0-	-0-	$13,470	$163,470
	2009	150,000			-0-	-0-	-0-	-0-	$13,470	$163,470
Matthew Veal	2010	$100,000			-0-	-0-	-0-	-0-	$13,470	$113,470
	2009	100,000			-0-	-0-	-0-	-0-	$10,298	$110,298

(1) Mr. Smith received 2,000,000 shares of common stock of the Company in lieu of a salary in 2010

Below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
CEO Carl Smith	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
CFO Matthew Veal	-0-	488,060	488,060	.62	5/1/2013	488,060	-0-	-0-	-0-
President Robert Fugerer	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Below is the information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
CEO Carl Smith	-0-	-0-	-0-	$220,000
CFO Matthew Veal	-0-	-0-	-0-	-0-
President Robert Fugerer	-0-	-0-	-0-	-0-

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

Key terms associated with participants leaving the Company include:

•	Termination other than good cause: The right of exercise for vested options for a period not less than 30 days or more than three months.

•	Termination for good cause: Surrender of all unvested options

•	Disability permits the exercise of vested options for a period not less than three months or more than six months.

•	Death permits the exercise of vested options for a period not less than six months or more than a year.

•	Retirement permits exercise in accordance with the terms of the option.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer except we have entered into a Change of Control Severance Agreement with Mr. Smith, dated as of December 21, 2005. Pursuant to this agreement, in the event of a change of control as defined in the agreement, we may terminate Mr. Smith’s employment with us. In the event that we terminate Mr. Smith’s employment with us other than for cause (as defined in the agreement), or as the result of his death or disability, then we must pay Mr. Smith the sum of his annual base salary (at the highest rate in effect for any period within three years prior to the Termination Date) plus any annual bonus, incentive, profit sharing, performance discretionary pay (in an amount equal to the product of the target award percentage under the applicable Incentive Pay plan or program in effect immediately prior to the Change of Control). For 12 months following his termination with us, Mr. Smith will also be entitled to receive any employee benefits that are provided under any “welfare plan” (within the meaning of Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended) of the Company. Mr. Smith will also be entitled to receive reimbursement for relocation expenses on a basis consistent with our practices; provided he was relocated at our request within five years of his termination date. However, other than health insurance, Mr. Smith did not receive any remuneration of any kind under his employment plan from May 2008 to November 2009. At the option of Mr. Smith, in the event of a change of control, subject to a maximum of 500,000,000 shares, Craca LLC, a Florida LLC of which Mr. Smith is a Principal shall be granted voting rights on such number of common shares that would result in his having a voting majority of shares needed for any shareholder meeting as governed by our bylaws.

EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment and consulting contracts with its executives and consultants, described more fully below:

During fiscal year 2010, Carl L. Smith, III served as Chief Executive Officer (through September 7, 2010) pursuant to an employment agreement dated November, 2009. Under this Agreement, Mr. Smith was entitled to compensation 2,000,000 shares of restricted common stock of the Company per year. Mr. Smith resigned as Chief Executive Officer on September 7, 2010, upon the hiring of Mr. Buckland (See Note R).

The Company entered into a change of control severance agreement with Mr. Smith on December 21, 2005.  Under this agreement, if there is a change of control of the Company, as defined within the agreement, and Mr. Smith’s employment is terminated without cause (or if he terminates his employment for good reason, as defined in the agreement) within 2 years after the change of control, he will be entitled to receive a severance payment equal to the one year’s salary and bonus and continued health benefits. If Mr. Smith is required to relocate, he is also entitled to relocation expenses up to a maximum of $50,000. Such payments are to be made within five business days after the termination of employment. Also, if any person, entity, or group acquires beneficial ownership of 20% or more of the Company, this agreement entitles Mr. Smith to a grant of shares of common stock sufficient to give him a voting majority of shares needed for any stockholder meeting, provided those shares are available for issuance.

During fiscal year 2010, Craig Hall, a business advisor and co-founder of the Company, served as a consultant to the Company pursuant to an agreement with the Company dated November, 2009. Under that agreement, Mr. Hall was entitled to compensation of 2,000,000 shares of restricted common stock of the Company.  In December, 2010, Mr. Hall became National Account Manager for the Company, and his prior employment agreement was terminated.

Robert Fugerer, Chief Technology Officer of the Company, serves pursuant to an employment agreement dated July 2010, which provides for an annual salary of $150,000 plus benefits on the same terms as available to other employees.  Mr. Fugerer is also entitled to certain severance benefits in the event his employment is terminated by the Company.

Matthew Veal, the Company’s Chief Financial Officer, serves pursuant to an employment agreement dated May 2008, which was modified in August 2010. Mr. Veal is entitled to an annual salary of $100,000 per year and has been granted stock options to purchase 488,060 shares of common stock at $0.62 per share. In August, 2010, Mr. Veal’s agreement was modified to include an option to purchase up to 1% of the Company’s common stock at $.10 per share in the event his employment is terminated by the Company.

Effective May 1, 2008, the Company modified employment agreements with several of its employees. Under the agreements, options to acquire an aggregate of 4,880,600 shares of common stock were granted to ten employees including the Chief Financial Officer. Most of those agreements were modified in April, 2010, and employees were granted 5,450,000 options at an exercise price of $.0001.

On March 17, 2008, the Company entered into an amended and restated consulting agreement with Fernando Cuza, who provides services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liaison to various corporations.  The term of the agreement was effective through May 2009. As compensation for providing such services, the Company issued (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which were issued in January 2009.

In July 2007, the Company entered into a two-year agreement with Ken Juster, a strategic business advisor.  Mr. Juster scrutinizes Company products and opportunities, and makes recommendations that he feels will be important to realizing value and furthering efficiencies within the Company, particularly in the legal area.  The agreement was revised in October, 2008. Under the revised agreement, the advisor received a fee of 1,000,000 shares of common stock.  In October 2008, Mr. Juster agreed to a cancellation of the Company’s obligation to issue him an option to acquire an additional 3,000,000 shares of common stock in exchange for a membership interest in Mr. Smith’s affiliated entity, Craca Properties, LLC, which holds an option to acquire an aggregate of 500,000,000 shares of common stock of the Company.

In August 2007, the Company entered into a ten year agreement with Dr. Sivalingam Sivananthan to serve as a scientific advisor to the Company.  Under the agreement the Company granted Dr. Sivananthan 6,000,000 shares of common stock initially and 1,666,666 shares for each year of service commencing with the completion of the second year of services and terminating at the completion of the tenth year of services. In March, 2010, Dr. Sivalingam terminated this contract.

 In June, 2008, the Company entered into an agreement with Kauffman Consulting, Inc. The consultant serves as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company pays the consultant on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  A total of 1,000,000 and 1,000,000 options vested during the years ended July 31, 2010 and 2009. The Company terminated this agreement in October, 2010 and is currently negotiating a revised agreement.

On June 30, 2008, the Company issued 8,990,000 shares to employees of EPIR Technologies Inc. as compensation. Mr. Smith and Mr. Fugerer each agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock caused by this issuance. Mr. Fugerer canceled 4,495,000 shares of his common stock in 2009.

In January 2009, the Company entered into a three year consulting agreement with Peter Tanous, an author and financial advisor from Washington, DC. Mr. Tanous provides advice and recommendations to the Company and introduces the Company to nationally recognized entities. In consideration for services rendered, Mr. Tanous consultant will receive options to acquire 1,900,000 shares of common stock of the Company. The Company entered into two additional consulting agreements with two individuals who are employed by the above consultant. The term of the agreements is three years. These individuals provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultants will each receive options consisting of 50,000 shares of common stock of the Company.

On June 16, 2010, the Company entered into an agreement with Erich Hofer to which he agreed to serve as a director of the company for a term of three (3) years.  In consideration of the services to be rendered by him as a director, the Company agreed to pay him a fee of $2,000 per month and issue him 200,000 shares of common stock of the Company per year.

On June 16, 2010, the Company entered into a Cooperation Agreement with Mr. Hofer for a term of one (1) year, pursuant to which he is to introduce the Company to organizations, companies and/or individuals which he has vetted (the “Services”) for the purpose of transacting business.  As consideration for the Services, upon closing of a transaction resulting from the Services, the Company agreed to pay him a fee of 7.0% of the determined value of said transaction, 80% of which will payable in shares of common stock valued at the ten day trailing average closing bid price on the day of such closing and 20% of which will be paid in cash.

Additionally, on June 16, 2010, the Company entered into a Strategic Sales and Marketing Agreement with Mr. Hofer, for a term of one (1) year, whereby the Company appointed him as its sales representative to undertake selling the Company’s solid state lighting fixtures and renewable energy products to customers (the “Sales”).  In consideration for the Sales, the Company agreed to pay him up to a 10% sales commission.

On August 30, 2010, the Board of Directors approved the appointment of Arthur Buckland as Chief Executive Officer and director of the Company effective September 7, 2010.

As per the terms of the Employment Agreement by and between the Company and Mr. Buckland that the parties executed on August 27, 2010 and is effective September 7, 2010, Mr. Buckland’s term of employment with the Company will be at will.  Either Mr. Buckland or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for Mr. Buckland’s services as CEO and director, the Company shall compensate Mr. Buckland an annual base salary of $300,000.  Mr. Buckland’s Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without Mr. Buckland’s mutual agreement.

In addition, Mr. Buckland will be eligible to earn (A) an annual target bonus of up to fifty percent (50%) of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses, and (B) a stock bonus up to an additional two percent (2%) of the Company’s fully-diluted issued and outstanding.  The calculation of the number of shares issued and outstanding will be based on the actual outstanding shares on a fully diluted basis and will not include the option held by Craca LLC.  Bonus plan objectives shall be determined by the Board and Mr. Buckland by December 7, 2010 plus extensions and then established annual thereafter.  Any bonus for fiscal 2010 will be prorated for the partial year.  The Company reserves the right to recognize and reward special contributions Mr. Buckland may make to the Company.  The Company may, from time to time and at any time, pay, or cause to be paid, to Mr. Buckland such bonus compensation, if any, as the Board may, in its sole and absolute discretion, determine to be appropriate.

Mr. Buckland shall also have the option to purchase seventy-two million (72,000,000) shares of the Company’s stock.  The exercise price for such option will be equal to the fair market value of the underlying common stock on the date of the grant, with fair market value to be determined with reference to the closing stock price on the OTC-BB on the grant date, or if the common stock is no longer quoted on the OTC-BB, then the fair market value shall be fixed by the Board in accordance with a valuation conducted in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.  Mr. Buckland’s options shall be subject to Company’s standard four (4) year vesting provisions:  twenty-five percent (25%) to vest after the first twelve (12) months of continuous service with the Company, with monthly ratable vesting thereafter for the remaining option shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Sunovia Common Stock of Principal Stockholders, Directors and Management

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of November 1, 2010 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Robert Fugerer** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	50,395,400	3.30%
Erich Hofer 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	200,000	*%
Carl Smith** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock(4)	566,760,409	37.16%
Arthur Buckland** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock(3)	97,000,000	6.36%
Matthew Veal** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	3,291,167	*%
All Officers and Directors As a Group (5 persons)	Common Stock(3)(4)	717,646,984	47.06%

* Less than 1%.

** Executive officer and/or director.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 1, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 908,010,135 shares of common stock issued and outstanding and 616,923,486 options issued and outstanding as of December 14, 2010. If all outstanding options of the Company were exercised, without cancellation of some of the options we currently have, the amount of authorized shares would be insufficient to meet the required issued amounts.

(3) Includes 72,000,000 shares of common stock issuable upon exercise of stock option.

(4) Includes an option to acquire 500,000,000 shares of common stock.

Equity Compensation Plan Information

Equity Compensation Plan Information

	A		B	C

Number of Securities
Remaining Available for
	Number of Securities			Future Issuance under
	to be Issued upon		Weighted-average	Equity Compensation
	Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column A)

Total-Approved Plans	none		N/A	none

2008 Stock Option
Plan (2)	4,880,600	(1)	$.62	25,119,400
Total-All Plans	0			$0

(1)	The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding Restricted Shares which have no exercise price...

(2)
On May 1, 2009, the Company adopted the plan and authorized $30 million shares to be reserved for issuance hereunder. All of the shares reserved for issuance under the 2009 Plan may be granted as stock options, or restricted stock. On November 17, 2010, the shareholders ratified an amendment to the plan that increased the number of authorized shares to 125,000,000.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2005, we acquired the patent rights (patent applied for) to No. 60/617,263 Titled Substrate with Light Display, applied for on September 2, 2005, from Sparx, Inc., a Florida corporation 100% owned by our Chairman. In connection with this acquisition, we paid a royalty of 4.9% of gross sales. Sparx, Inc. had acquired the patent rights from Carl Smith, Craig Hall, and Eric Morin. For the fiscal year ended July 31, 2009, the Company accrued $50,000 under such agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. Kingery Crouse & Co. has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by Kingery Crouse & Co. are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from Kingery Crouse & Co. that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by Kingery Crouse & Co. are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired Kingery Crouse & Co’s status as our Independent Registered Public Accounting Firm.

Audit Fees
Our former principal accountant, Bobbitt Pittenger & Co., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	July 31, 2010	July 31, 2009

Audit fees	$26,623	$18,275
Audit-related fees	$19,500	$19,500
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit and audit related fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (10)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (10)
10.32	Form of Secured Convertible Debentures dated June 15, 2009(11)

10.33	Form of Security Agreement dated June 15, 2009(11)
10.34	Form of Subsidiary Guarantee dated June 15, 2009 (11)
10.35	Form of Securities Purchase Agreement dated June 15, 2009(11)
10.36	Agreement of Principal Terms and Conditions between the Company and Parque Cibernertica de Santo Domingo SA dated July 7, 2009(11)
10.37	Form of Subscription Agreement dated October 13, 2009 ($.05 per share) (11)
10.38	Form of Subscription Agreement dated October 15, 2009 ($.06 per share) (11)
10.39	Form of Subscription Agreement dated November 9, 2009 ($.042 per share) (11)
10.40	Form of Subscription Agreement dated November 9, 2009 ($.05 per share) (11)
10.41	Form of Subscription Agreement dated November 9, 2009 ($.06 per share) (11)
10.42	Form of Subscription Agreement dated November 12, 2009 ($.05 per share) (11)
10.43	Employment Contract between the Company and Carl Smith, dated November 10, 2009 (12)
10.44	Consulting Agreement between the Company and R. Craig Hall dated November 10, 2009 (12)
10.45	Consulting Agreement between the Company and Oak Ridge Strategies Group, Inc. dated February 1, 2010 (13)
10.46	Form of Subscription Agreement dated ($.09 per share) dated February 1, 2010 (13)
10.47	Form of Promissory note used in December, 2009 and January, 2010 (13)
10.48 10.49	Form of Promissory note used in February, 2010 (13) Assignment Agreement by and between Carl L. Smith and Craca Properties LLC, dated December 9, 2007(14)
10.50	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (15)
10.51	Executive Employment Agreement by and between Arthur Buckland and Sunovia Energy Technologies, Inc. effective September 7, 2010. (16)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(3)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007

(4)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008

(5)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

(7)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 14, 2008.

(8)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 15, 2008.

(9)	Incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on April 16, 2009

(10)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on March 16, 2009.

(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 13, 2009.

(12)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on December 21, 2009.

(13)	Incorporated by reference to the Form 10-Q filed with the Securities Exchange Commission on March 22, 2010.

(14)	Incorporated by reference to the Form 10-Q filed with the Securities Exchange Commission on June 21, 2010.

(15)	Incorporated by reference to the Form 8-k filed with the Securities Exchange Commission on August 24, 2010.

(16)	Incorporated by reference to the Form 8-k filed with the Securities Exchange Commission on August 27, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Date: December 14, 2010	By:	/s/ ART BUCKLAND
Art Buckland
Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2010	By:	/s/ MATTHEW VEAL
Matthew Veal
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ART BUCKLAND	Chief Executive Officer (Principal Executive Officer)	December 14, 2010
Art Buckland /s/ CARL SMITH	Chairman of the Board of Directors	December 14, 2010
Carl Smith
/s/ MATTHEW VEAL	Chief Financial Officer (Principal Financial Officer and	December 14, 2010
Matthew Veal	Principal Accounting Officer) and Secretary

/s/ ROBERT FUGERER	President and Director	December 14, 2010
Robert Fugerer

CONTENTS

FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 - F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-28

October 27, 2009

 To The Board of Directors and Stockholders

Sunovia Energy Technologies, Inc.
Sarasota , Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc. as of July 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. at July 31, 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced a loss of $14,471,361 for the year ended July 31, 2009. As of July 31, 2009, the Company also had a working capital deficiency of $1,745,953. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bobbit,Pittenger & Company, P.A.
Certified Public Accountants
Sarasota, Florida

 To The Board of Directors and Stockholders

Sunovia Energy Technologies, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Sunovia Energy Technologies, Inc. as of July 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. at July 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced losses of $20,518,548 for the year ended July 31, 2010 and at July 31, 2010, the Company had a working capital deficiency of $1,663,049. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
December 9, 2010

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets
July 31, 2010 and 2009

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$1,058,872	$308,495
Accounts receivable, net	222,084	138,196
Accounts receivable, related party	20,110	-
Inventory	944,758	234,551
Prepaid expenses	22,676	30,347
Total current assets	2,268,500	711,589

Property and equipment, at cost, net of
accumulated depreciation of $354,869 and $140,697	304,676	160,462

Other assets:
Investment in EPIR	-	3,780,385
Patents and other assets	155,918	-
Note receivable - affiliate	-	53,988
	155,918	3,834,373

	$2,729,094	$4,706,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,453,223	$312,546
Non cash compensation payable	-	811,638
Common stock redemption	650,000	650,000
Notes payable	598,326	-
Convertible debenture derivative liability	1,200,000	683,358
Total current liabilities	3,901,549	2,457,542

Long term portion of notes payable	108,000	-

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
706,940,353 and 533,493,450 shares issued and outstanding	706,940	533,493
Additional paid-in capital	73,829,943	57,014,179
Accumulated (deficit)	(75,782,863)	(55,264,315)
	(1,245,980)	2,283,357
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(1,280,455)	2,248,882
	$2,729,094	$4,706,424

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Years Ended July 31, 2010 and 2009

	2010	2009

Sales	$1,587,418	$996,080

Cost of sales and services	1,785,467	677,724
Gross profit (loss)	(198,049)	318,356

General and administrative -
Research and development	7,145,723	6,294,626
Selling, general and administrative expenses	7,783,761	8,380,170
	14,929,484	14,674,796

Loss from operations	(15,127,533)	(14,356,440)

Other Income (expense):
Derivative loss	1,663,539	183,358
Impairment of investment in EPIR	3,680,385	-
Interest expense (income), net	47,091	(68,437)
	5,391,015	114,921

Loss before income taxes	(20,518,548)	(14,471,361)
Income taxes	-	-
Net loss	$(20,518,548)	$(14,471,361)

Per share information basic and diluted:
Loss per share	$(0.03)	$(0.03)
Weighted average shares outstanding	666,469,427	534,760,575

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended July 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance July 31, 2008	524,543,964	$524,544	$48,020,767	$(40,792,954)	$-	$7,752,357
					-
Shares issued for services	1,139,212	1,139	452,221	-	-	453,360
Shares issued for cash	12,305,274	12,305	1,204,198	-	-	1,216,503
Stock options and warrants granted for services	-	-	7,332,498	-	-	7,332,498
Shares cancelled	(4,495,000)	(4,495)	4,495	-	-	-
Treasury stock received as income from EPIR	-	-	-	-	(34,475)	(34,475)
Net (loss) for the year	-	-	-	(14,471,361)	-	(14,471,361)
Balance July 31, 2009	533,493,450	533,493	57,014,179	(55,264,315)	(34,475)	2,248,882

Shares issued for services	9,202,693	9,203	781,214	-	-	790,417
Shares issued for cash	84,499,854	84,500	3,990,750	-	-	4,075,250
Stock options and warrants granted for services	-	-	2,763,485	-	-	2,763,485
Exercise of options for cash	1,097,582	1,098	(988)	-	-	110
Shares issued for debenture conversions	30,992,943	30,993	2,632,536	-	-	2,663,529
Shares issued to EPIR for research and development	49,600,498	49,600	5,826,430	-	-	5,876,030
Shares in satisfaction of accruals	1,053,333	1,053	819,337			820,390
Shares cancelled	(3,000,000)	(3,000)	3,000	-	-	-
Net (loss) for the year	-	-	-	(20,518,548)	-	(20,518,548)
Balance July 31, 2010	706,940,353	$706,940	$73,829,943	$(75,782,863)	$(34,475)	$(1,280,455)

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Statements of Cash Flows
For the Years Ended July 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(20,518,548)	$(14,471,361)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	214,172	74,951
Impairment of investment in EPIR	3,680,385	-
Provision for bad debts	10,111	18,720
Loss on disposal of property and equipment	-	8,143
Inventory adjustments	-	410,839
Non cash stock charges	11,093,461	7,785,858
Change in fair value of derivative liability	16,642	183,358
Treasury stock received as income from EPIR	-	(34,475)
Changes in assets and liabilities:
Accounts receivable	(93,999)	(116,617)
Accounts receivable - related party	(20,110)	-
Inventory	(710,207)	(294,125)
Prepaid expenses	7,673	(1,546)
Other assets	(1,930)	-
Accounts payable and accrued expenses	1,149,427	(229,855)
Non cash compensation payable	-	(691,736)
Total adjustments	15,345,625	7,113,515
Net cash (used in) operating activities	(5,172,923)	(7,357,846)

Cash flows from investing activities:
Acquisition of property and equipment	(358,386)	(32,941)
Net cash (used in) investing activities	(358,386)	(32,941)

Cash flows from financing activities:
Common Shares issued for cash	4,075,360	1,216,503
Proceeds from notes payable	706,326	-
Proceeds from convertible debentures	1,500,000	500,000
Net cash provided by financing activities	6,281,686	1,716,503

Increase (decrease) in cash and cash equivalents	750,377	(5,674,284)
Cash and cash equivalents, beginning	308,495	5,982,779
Cash and cash equivalents, ending	$1,058,872	$308,495

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non cash investing and financing activities
Issuance of common shares in exchange for convertible debentures	$1,000,000	$-
Issuance of common shares in satisfaction of accruals	$820,390	$-

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UOrganization, Nature, and Continuance of OperationsUT

Sunovia Energy Technologies, Inc. (“the Company”) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions by developing and implementing technology in three main areas:  light emitting diode (LED) lighting, solar energy and infrared.   Through its wholly-owned subsidiary, EvoLucia Lighting, Inc., the Company is developing and selling environmentally responsible, energy efficient lighting products that are based on the latest and most efficient light emitting diode (LED) technologies. The Company, through its wholly-owned subsidiary Sunovia Solar, Inc., has also developed technologies in the solar energy arena that improve the efficiency of solar energy production and delivery and have the potential for bringing solar power more quickly to grid parity.  The Company has also developed mercury cadmium telluride infrared cells that increase efficiencies in infrared technology and may provide opportunities for commercial applications of that technology..

In March, 2008, the Company launched a new subsidiary, EvoLucia, Inc. which is the solid state lighting division of the Company. EvoLucia creates, patents, and markets proprietary LED lighting fixtures through strategic partnerships and energy solution providers.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the years ended July 31, 2010 and 2009 the Company has experienced losses of $20,518,548 and $14,471,361, respectively. As of July 31, 2010, the Company also had a working capital deficiency of $1,633,049. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company anticipates a need for significant funding from capital investment in order to support its operations and continuing as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the valuation of derivatives and the valuation of investments.

Cash Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts with one financial institution located in the United States.  Deposit accounts exceed federally insured limits.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At July 31, 2010, the Company had an uninsured cash and cash equivalent balance of approximately $558,872.

Royalty Agreements

The Company has entered into an agreement that requires the payment of royalties to Sparx, Inc. (See Note B), a company owned by the former Chief Executive Officer and largest stockholder.  The agreement requires the Company to expense royalties as product costs during the period in which the related revenues are recorded.  Included in accrued expenses at July 31, 2010 and 2009, is $124,860 and $51,741 in accrued royalty expense.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable.

The allowance for uncollectible accounts totaled $28,831 and $18,720 at July 31, 2010 and 2009, respectively.  Management has not charged interest on accounts receivable as of July 31, 2010.  At July 31, 2010, approximately 48% of net accounts receivable is due from one customer.

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

Accounting for Long-Lived Assets

We periodically perform impairment tests on each of our long-lived assets, including goodwill and other intangible assets.  In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation.  Then on an ongoing basis, we use the weighted-average probability method outlined in ASC 360,  Property, Plant, and Equipment , to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cash flows.  The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  For purposes of discounting cash flows, we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

The carrying value of the investment in EPIR of $3,780,385 was impaired by $3,680,385 at July 31, 2010, (see Notes G and J). The balance of $100,000 represents the Company’s estimation of the value of a patent application related to solar technology.

Intangible Assets

Intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year or when events indicate impairment.  The Company had an intangible asset consisting of capitalized patent costs at July 31, 2010 and 2009 of $147,008 and $47,008, respectively.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value (see Note P).  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. In addition, additional disclosures is required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Research and Development

Research and Development ("R&D") expenses are charged as an expense when incurred.  The Company has consulting arrangements which typically require a fee to be paid monthly or quarterly.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as they are incurred. Advertising costs charged to expense for the years ended July 31, 2010 and 2009 totaled $50,000 and $19,090, respectively.

Share-Based Payments

ASC 718, Stock Compensation requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

U
Income Taxes (Benefits)

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have recorded a 100% valuation allowance as of July 31, 2010 and 2009.

Beginning January 1, 2007, we adopted ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

At July 31, 2010, the Company had a net operating loss carryforward of approximately $25,972,000 that may be offset against future taxable income through 2030.  The amount of the income tax benefit for the years ended July 31, 2010 and 2009, before the valuation allowance was applied, totaled approximately $8,107,000 and $5,427,000, respectively.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at July 31, 2010 and 2009 based on this methodology was 610,322,101 and 544,405,974, respectively.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method. Included in selling, general, and administrative expense during the years ended July 31, 2010 and 2009 were inventory write-downs related to inventory obsolescence totaling $0 and $410,839, respectively.

Comprehensive Income

We report comprehensive income in accordance with ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the years ended July 31, 2010 and 2009.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. Common stock redemption is carried at cost, which approximates their fair value, because it is anticipated that it will be redeemed at this specific amount. The carrying value of the Company’s long-term debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of July 31, 2010 and 2009, are all measured at fair value, using a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Significant assumptions used in this model as of July 31, 2010 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 100%, and risk-free rates of return of approximately 0.3%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a weighted average of the historical volatility of our stock price.

Reclassifications

Certain amounts for the year ended July 31, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation for the year ended July 31, 2010.  These reclassifications had no effect on net loss as previously reported.

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights (see Note A) from Sparx, Inc., a Florida corporation 100% owned by Carl. L. Smith III, the Company’s founder and then chief executive officer, As consideration for the assignment of the patents, the Company entered into a Royalty Agreement with granted Sparx, Inc., that provides for a a royalty payment of 4.9% of gross revenues from the patents assigned. In September 2010, the Company issued 2,870,000 shares in settlement of an obligation under the Royalty Agreement. In addition, the Company granted to Sparx an option to acquire 500,000,000 shares of its common stock at an exercise price of $.10 per share. This option was subsequently modified to permit it to be assigned and in 2009, the option was assigned to Craca Properties, LLC, an entity controlled by Mr. Smith.

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of July 31, 2010 and 2009 is as follows:

	2010	2009
Deferred tax asset
Net operating loss carry forward	$25,972,000	$20,726,000
Deferred tax asset	8,107,000	5,427,000
Valuation allowance	(8,107,000)	(5,427,000)
Net deferred tax asset	-	-

A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows:

	For the year	For the year
	ended	ended
	July 31, 2010	July 31, 2009
Federal income tax (benefit)
at statutory rate	$(1,780,000)	$(4,703,000)
State taxes (benefit)	(900,000)	(724,000)
Valuation allowance	2,680,000	5,427,000

Provision (benefit) for income taxes	$-	$-

The Company has reserved the entire balance of the loss carryforward at July 31, 2010, as it is unable to project whether it will be able to utilize the carryforward. The principal difference between the loss for book purposes and the net operating loss carryforward results principally from stock compensation, derivative losses and research and development. The change in the valuation allowance was $2,747,000 during the year ended July 31, 2010.The Company’s income tax returns filed for the years ended July 31, 2007, to the current year are subject to audit by taxing authorities.

NOTE D - FURNITURE AND EQUIPMENT, NET

At July 31, 2010 and 2009, furniture and equipment consisted of the following:

	2010	2009

Computer equipment	$326,975	$249,524
Tooling	263,052	-
Furniture and fixtures	29,605	14,905
Leasehold improvements	39,913	36,730
	659,545	301,159
Less: accumulated depreciation	(354,869)	(140,697)

Furniture and equipment	$304,676	$160,462

Total depreciation and amortization expense for the years ended July 31, 2010 and 2009 was $214,172 and $74,951, respectively.

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of Sunovia Energy Technologies, Inc. common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There are 6,500,000 shares of Sunovia Energy Technologies, Inc. common stock still to be issued which is evidenced by an accrued liability of $650,000 at July 31, 2010 and 2009.

The Company’s President cancelled 4,495,000 shares during the year ended July 31, 2009.

During August 2009 the Company issued 19,900,498 shares of common stock to EPIR in payment of the $1,000,000 research and development fee which was due on August 1, 2009. The shares had a fair value of $1,194,030 based on the trading price of the Company’s common stock, which was recorded as research and development.

During August 2009 the Company issued 1,666,666 shares of common stock to an officer of EPIR for consulting services. The shares had a fair value of $116,667 based on the trading price of the Company’s common stock, which was recorded as stock compensation.

During September 2009 the Company issued 30,992,943 shares of common stock for the conversion of $1,000,000 of convertible debentures as described in Note P. In conjunction with the conversion the Company recorded $1,663,529 in paid in capital related to derivative losses.

During October 2009 the Company issued 20,000,000 shares of common stock to EPIR in payment of the $1,000,000 research and development fee which was due on October 1, 2009. The shares had a fair value of $1,800,000 based on the trading price of the Company’s common stock, which was recorded as research and development.

From October 2009 through April 2010 the Company issued 60,407,381 shares of common stock for cash aggregating $2,880,250.

During November 2009 the Company issued 24,092,473 shares of common stock to EPIR and its affiliates for cash aggregating $1,195,000. The shares had a fair value of $3,107,000 based on the trading price of the Company’s common stock. The Company recorded the difference between the fair value and the cash received of $1,912,000 as research and development. In addition, during November 2009 and affiliate of the Company returned 3,000,000 shares of common stock to the Company for cancellation.

During November 2009 the Company issued 1,053,333 shares of common stock in exchange for the cancellation of an accrued liability of $820,390.

During January and February 2010 the Company issued 360,000 shares of common stock for services. The shares had a fair value of $39,600 based on the trading price of the Company’s common stock, which was recorded as stock compensation.

During March 2010 the Company issued 9,700,000 shares of common stock to affiliates of EPIR in payment of the $1,000,000 research and development fee which was due on March 1, 2010. The shares had a fair value of $970,000 based on the trading price of the Company’s common stock, which was charged to research and development.

During April and July 2010 employees of the Company exercised options to purchase 1,097,582 shares for cash aggregating $110.

During July 2010 the Company issued 6,526,027 shares of common stock to affiliates for services. The shares had a fair value of $595,150 based on the trading price of the Company’s common stock, which was recorded as stock compensation. In addition, during July 2010 the Company issued 650,000 shares of common stock for services. The shares had a fair value of $39,000 based on the trading price of the Company’s common stock, which was recorded as stock compensation.

Treasury Stock

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The fair value of this transaction totaled $34,475.

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of sixty six months and commenced on April 14, 2010.  The base rent over the term is approximately $496,168.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.

Rental expense for the years ended July 31, 2010 and 2009 totaled $51,518 and $59,681, respectively.

Future minimum rental payments are as follows:

Year ended July 31,
2011	$83,155
2012	83,514
2013	87,827
2014	92,499
2015	100,407
2016	48,766
$496,168

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

The Company has entered into a research, development and supply agreement (“the Agreement”) with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development venture for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI materials.  The II-VI materials are uniquely combined to form the semiconductors that are used in solar PV technologies.  The Agreement also provides for the commercialization of advanced light detection technologies that form a foundation for accelerating advanced PV development that is aimed at reducing the overall cost of energy from a solar PV System.  The Company and EPIR are developing a solar PV encapsulate that eliminates the need for glass encapsulates that are prevalent in today’s market.

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

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of March 31, 2010, the Company had made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $11,700,000 in cash and common stock (see note E).  All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) required the Company to issue to EPIR warrants for the purchase of 25,000,000 shares of the Company’s stock at an exercise price of $0.10 per share (see Note O). The Amendment also permitted the Company to satisfy certain of its payment obligations through the issuances of restricted shares of the Company’s common stock.

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, was obligated to, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.

Payments as shown on the following schedule through March 1, 2010 have been made by the Company in either cash or common stock.

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

During August 2009 the Company issued 19,900,498 shares of common stock to EPIR in payment of the $1,000,000 research and development fee which was due on August 1, 2009 (see Note E).

During October 2009 the Company issued 20,000,000 shares of common stock to EPIR in payment of the $1,000,000 research and development fee which was due on October 1, 2009 (see Note E).

During March 2010 the Company issued 9,700,000 shares of common stock to affiliates of EPIR in payment of the $1,000,000 research and development fee which was due on March 1, 2010 (see Note E).

The Company ceased making payments to EPIR effective with the June 1, 2010 payment (see Note J).

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

Assets of the Solar segment consist of cash, capitalized patent costs, and inventory. Assets of the Lighting Product segment consist of inventory. All other assets including prepaid expenses, deposits, and fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment
For the year ended July 31, 2010

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$1,587,418	$-

Operating loss	$7,145,723	$3,484,519	$4,497,291

Interest and dividends	$-	$-	$47,091

Impairment loss	$3,680,385	$-	$-

Convertible debenture derivative loss	$-	$-	$1,663,539

Depreciation and amortization	$-	$-	$214,172

Assets	$-	$1,826,183	$802,911

Capital Expenditures	$-	$358,386	$-

Consolidated Operations by Business Segment
For the year ended July 31, 2009

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$996,080	$-

Operating loss	$(6,029,171)	$(7,814,448)	$(512,821)

Interest and dividends	$-	$-	$68,437

Convertible debenture derivative loss	$-	$-	$(183,358)

Depreciation and amortization	$-	$-	$(74,951)

Assets	$3,780,385	$533,209	$392,830

Of the reported sales approximately $1,434,000 were made domestically and approximately $153,000 were made internationally.

NOTE I - RETIREMENT PLAN

The Company sponsors a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement expense for the years ended July 31, 2010 and 2009 was approximately $68,283 and $23,000, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

In July 2010, EPIR notified the Company that EPIR had terminated the RDS Agreement because of the Company's failure to pay EPIR $1 million that EPIR claims was due June 1, 2010, allegedly in violation of the RDS Agreement. The Company denied to EPIR that EPIR was legally entitled to terminate the RDS Agreement, and asserted that EPIR's own breaches of the RDS Agreement preceded the date when payment of the $1 million specified in the RDS Agreement would otherwise be due, thereby entitling Company to suspend its performance of the RDS Agreement until EPIR complied with the RDS Agreement. During that period EPIR also demanded that the Company allow removal of a restrictive legend from the certificates representing approximately 9,767,838 shares of Company stock which demand the Company, through other counsel, declined unless EPIR furnished certain legal opinions.

EPIR sued the Company in the United States District Court for the Northern District of Illinois in a case designated Case No. 10-4949 on the docket of said court and captioned EPIR Technologies, Inc., Plaintiff v. Sunovia Energy Technologies, Inc., Defendant and Counterclaim Plaintiff v. EPIR Technologies, Inc., Sivananthan Laboratories, Inc. and Sivalingam Sivananthan, Counterclaim Defendants (the "Case").

EPIR filed its Complaint in the case on August 6, 2010, demanding, among other things, damages allegedly resulting from the Company's failure to remove restrictive legends from certificates representing 9,767,838 shares of Company stock, as well as damages from the Company of $1 million for the Company's alleged breach of the RDS Agreement plus interest, attorneys' fees and costs of suit. On August 17, 2010, the Company filed its Answer, Affirmative Defenses, and Counterclaims. The Company's Answer and Affirmative Defenses denied that the Company has breached the RDS Agreement and asserts affirmative defenses to and setoffs against EPIR's claim. The Company's Counterclaims seek damages from, and other relief against EPIR, Sivananthan Labs and Dr. Sivananthan.

The following is a summary of the Case:

EPIR and the Company's predecessor-in-interest entered into the RDS Agreement in November 2007, which was subsequently amended by EPIR and the Company in January 2008 and April 2009. Pursuant to the terms of the RDS Agreement, EPIR and the Company are to cooperate in the development of new technologies (the "New Technologies") identified by a separate board comprised of representatives from both companies. EPIR is to use commercially reasonable efforts to conduct, and the Company will fund, the research and development of such New Technologies. From August 2007 until his resignation in February 2010, Dr. Sivananthan also served as an advisor on the Company's Scientific Advisory Board pursuant to an Agreement for a Member of the Board of Scientific Advisors dated August 27, 2007 (the "Scientific Advisory Board Agreement").

In September 2009, EPIR requested that the Company, as shareholder of EPIR, execute a written consent to the spin-off of Sivananthan Labs from EPIR (the "Spin-Off"). The Spin-Off was affected so that EPIR could transfer its research equipment to Sivananthan Labs, which was to conduct certain research and development activities that EPIR previously conducted. The Company refused to execute the consent.

In late 2009 and early 2010, a dispute arose between the Company and EPIR in which each claimed that the other had breached the RDS Agreement. The Company alleged that EPIR failed to perform under the RDS Agreement by, among other things, failing to deliver certain deliverables under the RDS Agreement, refusing to provide proper documentation of costs associated with EPIR products sold by the Company and which costs were to be reimbursed to EPIR, and refusing to provide financial information necessary to determine the propriety of EPIR's use of the Company's payments to EPIR.

On May 14, 2010, EPIR presented certificates for approximately 9,767,838 shares of Company stock to the Company's transfer agent and requested that the agent remove the restrictive legends on such shares. The Company directed its transfer agent to refuse to remove the restrictive legends, and requested a legal opinion from EPIR's counsel that such removal would not violate any federal or state securities laws. On June 1, 2010, the Company notified EPIR that it would not make the June 1st scheduled payment under the RDS Agreement, due to EPIR's breach of the Agreement. EPIR claimed this was a material breach of the RDS Agreement.

On July 20, 2010, EPIR purported to terminate the RDS Agreement. On August 6, 2010, EPIR filed a lawsuit against the Company in the U.S. District Court, Northern District of Illinois, ("EPIR's Complaint") alleging: (1) breach of the RDS Agreement ("EPIR's Count I") and (2) violations of Nevada's U.C.C., Nev. Rev. Stat. § 104.8401 ("EPIR's Count II").

EPIR's Count I alleges that the Company made public statements without EPIR's consent in violation of the RDS Agreement. EPIR's Count I further alleges that the RDS Agreement was breached when the Company (i) failed to make a payment to EPIR in the amount of $156,750.00 following the Company's sale of certain EPIR products to a third party, and (ii) failed to make a scheduled payment to EPIR in the amount of $1 million on or about June 1, 2010.

EPIR's Count II alleges that the Company violated Nevada law applicable to certificates representing securities when the Company failed to remove restrictive legends from EPIR-owned shares of Company stock that had been issued more than six month prior to EPIR's request for removal.

EPIR's Complaint seeks damages in an amount not specified for the alleged breach of the RDS Agreement and failure to remove the restrictive legend, with interest, a Court order requiring the Company to direct its transfer agent to remove the restrictive legend on the shares held by EPIR, payment of EPIR's attorneys' fees and costs for the litigation, and any other relief the Court deems just.

The Company filed an Answer, Affirmative Defenses, as well as Counterclaims against EPIR, Dr. Sivananthan and Sivananthan Labs, on August 17, 2010. The Answer denies EPIR's material allegations, and the Company's Counterclaim alleges twelve counts against EPIR, Dr. Sivananthan and or Sivananthan Labs.

Counts I and II of the Counterclaim are claims against EPIR for breach of the RDS Agreement, alleging EPIR breached the agreement when it filed patent applications for intellectual property relating to the New Technology and jointly owned by the parties without naming the Company as an inventor or assignee, and failed to inform the Company of such intellectual property in violation of the RDS Agreement. The applications referred to in the Counterclaim are Patent Application Nos. 12/261,827 and 12/331,892. Counts IV and V of the Counterclaim are claims against EPIR and Dr. Sivananthan for fraud, alleging that they misrepresented that they would not file patent applications for the intellectual property covered under Patent Application Nos. 12/261,827 and 12/331,892, respectively.

Count III of the Counterclaim is a claim against EPIR for breach of the RDS Agreement, alleging EPIR breached the agreement by, among other things, failing to report the existence of joint intellectual property to the Company, failing to make commercially reasonable efforts to conduct the research and development activities it was supposed to conduct, and refusing to perform or otherwise rendering itself unable to perform under the RDS Agreement in connection with the Spin-Off.

Count VI of the Counterclaim is a claim against Sivananthan Labs for tortuous interference with a business relationship, which alleges that Sivananthan Labs interfered with the Company's agreement inducing EPIR to transfer its research and development business and equipment to Sivananthan Labs, an entity separate from EPIR for the purpose of denying the Company the benefits of the relationship.

Count VII of the Counterclaim is a claim against Dr. Sivananthan and Sivananthan Labs for constructive trust, alleging each of them are in possession of shares of Company stock which were acquired by EPIR through its fraudulent acts, breaches of fiduciary duty, and other coercive and wrongful acts directed at the Company, and such shares should be held in a constructive trust.Count VIII of the Counterclaim is a claim against EPIR for declaratory judgment, and alleges that a controversy exists between the parties regarding whether the Company has an exclusive right to purchase any products from EPIR for resale, whether EPIR has breached the RDS Agreement, whether further scheduled payments by the Company are due to EPIR given its breach until EPIR resumes performance, and whether EPIR has validly terminated the RDS Agreement.

Counts IX and X of the Counterclaim are claims against EPIR and Sivananthan Labs, respectively, for violations of the Illinois Business Corporations Act, 805 ILCS § 5/7.75. The claims allege that the Company, as a shareholder of each of EPIR and Sivananthan Labs, gave each of those parties a written demand for inspection of corporate books and records and each failed to make its records available for such an inspection in violation of the Act.

Count XI of the Counterclaim is a claim against Dr. Sivananthan for Violation of the Illinois Business Corporations Act, 805 ILCS 5/12.56, alleging that Dr. Sivananthan acted in a manner that is oppressive with respect to the Company in that he, as director, caused EPIR to intentionally dilute the Company's shares of EPIR stock for his own benefit, and caused EPIR's assets to be misapplied and wasted in violation of the Act.

Count XII of the Counterclaim is a claim against Dr. Sivananthan, for breach of the fiduciary duty he has under the Scientific Advisory Board Agreement by acting in conflict with the Company's interests.

The Company's Counterclaims seek, among other relief, the following:

An injunction forbidding EPIR from transferring any of its right, title or interest in or under Patent Application Nos. 12/261,827 and 12/331,892, any foreign counterpart patent application, or any continuation, continuation in part, divisional reissue or other related applications or patents that may issue thereon, or licensing or directly or indirectly assisting or participating in the practice of any of the inventions claimed in any thereof, except in accordance with the provisions of the RDS Agreement, and (2) licensing or directly or indirectly assisting or participating in the practice of any of the inventions claimed in any thereof, except in accordance with the provisions of the RDS Agreement, subject, with respect to Patent Application No. 12/331,892, to any valid claims affecting rights under any license to the United States federal government, except in accordance with the provisions of the RDS Agreement;

An order requiring EPIR to assign to the Company a 50% ownership of any of EPIR's right, title and interest in or under Patent Application Nos. 12/261,827 and 12/331,892, any foreign counterpart patent application, or any continuation, continuation in part, divisional reissue or other related applications or patents that may issue thereon; provided any assignment with respect to Patent Application No. 12/331,892 is subject to any valid claims affecting rights under any license to the United States federal government, except in accordance with the provisions of the RDS Agreement;

An injunction forbidding EPIR from (1) transferring any of EPIR's right, title or interest in or under joint intellectual property as defined in the RDS Agreement, (2) licensing or directly or indirectly assisting or participating in the practice of such joint intellectual property, except in accordance with the provisions of the RDS Agreement;

An order requiring EPIR to return to the Company shares of Company stock issued to or on instruction of EPIR in satisfaction of scheduled payments under the RDS Agreement;

An order requiring Dr. Sivananthan to return to the Company shares of Company stock issued to him;

An order requiring Sivananthan Labs to return to the Company shares of Company stock received from it in connection with the Spin-Off;

An order requiring that all shares of stock of Company possessed by Sivananthan Labs and Dr. Sivananthan that were wrongfully obtained by EPIR and/or Dr. Sivananthan be held in constructive trust for the benefit of the Company;

An order declaring that EPIR is required to sell its products exclusively to the Company;

An order declaring that EPIR has breached the RDS Agreement and therefore the Company is not obligated to make further scheduled payments;

An order declaring that EPIR has not validly terminated the RDS Agreement;

An order compelling EPIR to allow the Company's examination of books and records requested in its letter that EPIR refused to allow the Company to inspect or claimed not to possess;

An order compelling Sivananthan Labs to allow the Company's examination of books and records requested in its letter that Sivananthan Labs refused to allow the Company to inspect or claimed not to possess;

Damages not less than $12 million from EPIR, or restitution;
Damages not less than $12 million from Dr. Sivananthan;
Damages of more than $75,000 from Dr. Sivananthan, or restitution; Removal of Dr. Sivananthan as a director of EPIR;
Punitive damages; and
The Company's reasonable attorneys' fees and costs.

On October 12, 2010, EPIR and Dr. Sivananthan jointly filed an Answer and Affirmative Defenses to the Company's Counterclaim, and filed a Motion to Dismiss Counts V and VI of the Counterclaim. The Answer denies the Company's material allegations and asserts various affirmative defenses. The Motion to Dismiss alleges that the Company fails to state a claim for fraud against EPIR and Dr. Sivananthan.

On October 22, 2010, Sivananthan Labs filed a Motion to Dismiss Counts VI, VII and X of the Counterclaim, alleging the Company fails to state a claim for tortious interference with a business relationship, constructive trust and violation of the Illinois Business Corporations Act. As of even date herewith, the Court has not set a deadline for the Company's response to Sivananthan Lab's Motion to Dismiss.

All pleadings and other documents filed in the case are available to the public for download at a charge of $0.08 per page from the Court's web page at http://www.ilnd.uscourts.gov upon registration online at http://pacer.psc.uscourts.gov. The summary information relating to the claims asserted and allegations made in the case that we provide in this letter is qualified in its entirety by the contents of such pleadings and other files, to which any reader of this letter should refer.

At this time, the Company's management intends to vigorously defend against EPIR's Complaint, and to vigorously pursue the Company's Counterclaims. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.  As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

As discussed above the Company was unable this year to obtain financial and other data needed to evaluate its investment in EPIR Technologies, Inc. in prior years, EPIR provided timely copies of its financial audits and other information in accordance with our agreement with EPIR. However, since we are unable to obtain the information and also face the uncertainties associated with a lawsuit, management believes that a write-down of its investment in EPIR is appropriate.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the period years ended July 31, 2010 and 2009 include the consulting agreements discussed in Note M, the debt and note agreements discussed in Note P and the stock options discussed in Note O.

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

Concentrations

During the year ended July 31, 2010, the Company made sales aggregating $1,004,916 to four customers, which sales individually represented in excess of 10% of the Company’s net revenues. At July 31, 2010, approximately 48% of net accounts receivable is due from one customer.

NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment and consulting contracts with its executives and consultants, described more fully below:

 During fiscal year 2010, Carl L. Smith, III served as Chief Executive Officer (through September 7, 2010) pursuant to an employment agreement dated November, 2009 . Under this Agreement, Mr. Smith was entitled to compensation 2,000,000 shares of restricted common stock of the Company per year. Mr. Smith resigned as Chief Executive Officer on September 7, 2010, upon the hiring of Mr. Buckland (See Note R).

The Company entered into a change of control severance agreement with Mr. Smith on December 21, 2005.  Under this agreement, if there is a change of control of the Company, as defined within the agreement, and Mr. Smith’s employment is terminated without cause (or if he terminates his employment for good reason, as defined in the agreement) within 2 years after the change of control, he will be entitled to receive a severance payment equal to the one year’s salary and bonus and continued health benefits. If Mr. Smith is required to relocate, he is also entitled to relocation expenses up to a maximum of $50,000. Such payments are to be made within five business days after the termination of employment. Also, if any person, entity, or group acquires beneficial ownership of 20% or more of the Company, this agreement entitles Mr. Smith to a grant of shares of common stock sufficient to give him a voting majority of shares needed for any stockholder meeting, provided those shares are available for issuance..

During fiscal year 2010, Craig Hall, a business advisor and co-founder of the Company, served as a consultant to the Company pursuant to  an agreement with the Company dated November, 2009. Under that agreement, Mr. Hall was entitled to compensation of 2,000,000 shares of restricted common stock of the Company.  In December, 2010, Mr. Hall became National Account Manager for the Company, and his prior employment agreement was terminated.

Robert Fugerer, Chief Technology Officer of the Company, serves pursuant to an employment agreement dated July 2010, which provides for an annual salary of $150,000 plus benefits on the same terms as available to other employees.  Mr. Fugerer is also entitled to certain severance benefits in the event his employment is terminated by the Company.

Matthew Veal, the Company’s Chief Financial Officer, serves pursuant to an employment agreement dated  May 2008, which was modified in August 2010. Mr. Veal is entitled to an annual salary of $100,000 per year and has been granted stock options to purchase 488,060 shares of common stock at $0.62 per share. In August, 2010, Mr. Veal’s agreement was modified to include an option to purchase up to 1% of the Company’s common stock at $.10 per share in the event his employment is terminated by the Company.

Effective May 1, 2008, the Company modified employment agreements with several of its employees. Under the agreements, options to acquire an aggregate of 4,880,600 shares of common stock were granted to ten employees including the Chief Financial Officer. Most of those agreements were modified in April, 2010, and employees were granted 5,450,000 options at an exercise price of $.0001.

On March 17, 2008, the Company entered into an amended and restated consulting agreement with Fernando Cuza, who provides services related to the introduction of the Company to nationally recognized entities for product distribution opportunities, introduction to potential sales leads and acting as a liaison to various corporations.  The term of the agreement was effective through May 2009. As compensation for providing such services, the Company issued (i) an option to purchase an aggregate of 25,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years and (ii) an option to purchase an aggregate of 5,000,000 shares of common stock of the Company at an exercise price of $0.005 on a cashless basis for a term of seven years, which were issued in January 2009.

In July 2007, the Company entered into a two-year agreement with Ken Juster, a strategic business advisor.  Mr. Juster scrutinizes Company products and opportunities, and makes recommendations that he feels will be important to realizing value and furthering efficiencies within the Company, particularly in the legal area.  The agreement was revised in October, 2008. Under the revised agreement, the advisor received a fee of 1,000,000 shares of common stock.  In October 2008, Mr. Juster agreed to a cancellation of the Company’s obligation to issue him an option to acquire an additional 3,000,000 shares of common stock in exchange for a membership interest in Mr. Smith’s affiliated entity, Craca Properties, LLC, which holds an option to acquire an aggregate of 500,000,000 shares of common stock of the Company.

In August 2007, the Company entered into a ten year agreement with Dr. Sivalingam Sivananthan to serve as a scientific advisor to the Company.  Under the agreement the Company granted Dr. Sivananthan 6,000,000 shares of common stock initially and 1,666,666 shares for each year of service commencing with the completion of the second year of services and terminating at the completion of the tenth year of services. In March, 2010, Dr. Sivalingam terminated this contract.

 In June, 2008, the Company entered into an agreement with Kauffman Consulting, Inc. The consultant serves as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company pays the consultant on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  A total of 1,000,000 and 1,000,000 options vested during the years ended July 31, 2010 and 2009. The Company terminated this agreement in October, 2010 and is currently negotiating a revised agreement.

On June 30, 2008, the Company issued 8,990,000 shares to employees of EPIR Technologies Inc. as compensation. Mr. Smith and Mr. Fugerer each agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock caused by this issuance. Mr. Fugerer canceled 4,495,000 shares of his common stock in 2009.

In January 2009, the Company entered into a three year consulting agreement with Peter Tanous, an author and financial advisor from Washington, DC. Mr. Tanous provides advice and recommendations to the Company and introduces the Company to nationally recognized entities. In consideration for services rendered, Mr. Tanousconsultant will receive options to acquire 1,900,000 shares of common stock of the Company. The Company entered into two additional consulting agreements with two individuals who are employed by the above consultant. The term of the agreements is three years. These individuals provide advice and recommendations to the Company and introduce the Company to nationally recognized entities. In consideration for services rendered, the consultants will each receive options consisting of 50,000 shares of common stock of the Company.

On June 16, 2010, the Company entered into an  agreement with Erich Hofer to which he agreed to serve as a director of the company for a term of three (3) years.  In consideration of the services to be rendered by him as a director, the Company agreed to pay him a fee of $2,000 per month and issue him 200,000 shares of common stock of the Company per year.

On June 16, 2010, the Company entered into a Cooperation Agreement with Mr. Hofer for a term of one (1) year, pursuant to which he is to introduce the Company to organizations, companies and/or individuals which he has vetted (the “Services”) for the purpose of transacting business.  As consideration for the Services, upon closing of a transaction resulting from the Services, the Company agreed to pay him a fee of 7.0% of the determined value of said transaction, 80% of which will payable in shares of common stock valued at the ten day trailing average closing bid price on the day of such closing and 20% of which will be paid in cash.

Additionally, on June 16, 2010, the Company entered into a Strategic Sales and Marketing Agreement with Mr. Hofer, for a term of one (1) year, whereby the Company appointed him as its sales representative to undertake selling the Company’s solid state lighting fixtures and renewable energy products to customers (the “Sales”).  In consideration for the Sales, the Company agreed to pay him up to a 10% sales commission.

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $11,093,461 and $7,094,122 for the years ended July 31, 2010 and 2009, respectively. For the year ended July 31, 2009, consulting expenses paid or accrued for payment in common stock or common stock options, totaled $7,094,122.

NOTE O – STOCK OPTIONS

On May 1, 2008, the Company adopted the 2008 Incentive Stock Plan (“the plan”) designed to retain directors, employees, executives and consultants and reward them for making major contributions to the success of the Company. The Plan was approved by the Company’s shareholders in November, 2010. The following is a summary of the Plan and does not purport to be a complete description of all of its provisions.

The plan is administered by the board of directors. The plan did not have any individual caps other than the limitation of granting incentive stock options to employees, the exercise of more than $100,000 per year in fair market value of stock per year. The plan permits the grant of restricted stock and nonstatutory options to participants where appropriate. The maximum number of shares issuable under the plan is 30,000,000. The plan shall terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the agreement, and also amend, suspend, or extend the plan itself.

On October 1, 2008, the Chief Executive Officer effectively cancelled 500,000 of his 500,000,000 outstanding options. The equivalent options, exercisable at $.10, were then issued to a consultant under an agreement dated October 1, 2008 (see Note M). The consulting expense related to these options totaled $275,000 The Company also granted an option for an additional 200,000 shares of common stock to the consultant on October 1, 2008, exercisable at $.4875. The consulting expense related to these options totaled $116,020

On October 28, 2008, the Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note M). The equivalent options, exercisable at $.10, were issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares vested on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense related to these options totaled $1,500,000.

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

From February through April, 2010 the Company granted options to purchase 5,650,000 common shares at an exercise price of $.0001 per share for a period of five years to several employees. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 3.0%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations. The fair value of the options aggregated $531,566 of which $124,785 was charged to operations during the year ended July 31, 2010.

During the year ended July 31, 2010, an aggregate of $2,638,700 was charged to operations related to options granted during prior years.

At July 31, 2010, there was an aggregate of $1,541,700 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options is as follows:

		July 31, 2010
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	544,405,974	$0.104
Options granted	5,650,000	0.001
Options cancelled/exercised	(4,250,000)	0.001
Outstanding at July 31, 2010	545,805,974	$0.104	$0.00	9.6 years
Exercisable at July 31, 2010	543,005,924	$0.104	$0.00	9.6 years

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	507,980,600	$0.105
Options granted	39,925,374	0.092
Options cancelled	(3,500,000)	0.100
Outstanding at July 31, 2009	544,405,974	$0.104	$277,250	10.6 years
Exercisable at July 31, 2009	539,739,174	$0.104	$277,250	10.6 years

Aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on July 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on July 31, 2010. This amount changes based on the fair market value of the Company’s stock.

NOTE P – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Convertible Debentures

On July 2, 2009 and August 12, 2009, the Company entered into two securities purchase agreements (the “Agreements”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,000,000 of 12% Senior Secured Convertible Debentures ($500,000 under each Agreement) for an aggregate purchase price of $1,000,000 (the “Debentures”). The Debentures bore interest at 12% and matured twelve months from the date of issuance. The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date; provided, however, in no event would the conversion price be less than $0.03 per share. On September 28, 2009, all of the Debentures, including the related derivative liability and accrued interest, were settled by conversion into 30,992,943 shares of common stock.

The full principal amount of the Debentures was due upon a default under the terms of the Debentures. The Debentures ranked senior to all current and future indebtedness of the Company and were secured by substantially all of the assets of the Company. The Company’s obligations under the Debentures were guaranteed by the Company’s wholly-owned subsidiaries. At any time prior to the maturity of the Debentures, the Company could, upon written notice, redeem the Debentures in cash at 120% of the then outstanding principal amount of the Debentures, plus accrued interest thereon, provided the closing bid price of the Company’s common stock was less than $0.10 at the time of the redemption.

The conversion price of the Debentures was subject to full ratchet anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments for stock splits, stock dividends, recapitalizations and the like. Because of the full ratchet anti-dilution protection, the Company determined that the conversion feature of the Debentures should be accounted for separately at fair value as a derivative instrument liability and marked-to-market each period, with any change in fair value recorded as non-operating, non-cash income or expense.

The fair value of the embedded conversion options were determined using a binomial valuation model, adjusted as appropriate to reflect the company’s option to redeem the Debentures at 120% of the then outstanding amounts. At July 2, 2009, the fair value of the embedded derivative liability related to the initial $500,000 Debentures was $600,000, which exceeded the face value of the Debentures by $100,000. The fair value of the embedded conversion option at July 31, 2009 was $604,767.

At August 28, 2009, the fair value of the embedded derivative liability related to the second $500,000 Debentures was $600,000, which exceeded the face value of the Debentures by $100,000. At September 28, 2009, when all the Debentures were converted to common stock, the option to redeem the Debentures at 120% of the then outstanding amount was not available to the Company and the fair value of the embedded derivative liabilities related to the Debentures was $1,320,804 and $1,326,094, respectively.

On July 30, 2010, the Company entered into a securities purchase agreement with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,000,000 of 12% Senior Secured Convertible Debentures for an aggregate purchase price of $1,000,000 (the “Debentures”). The Debentures bear interest at 12% and mature twelve months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to 50% of the lowest closing bid price of the common stock for the three trading days immediately preceding the conversion date; provided, however, in no event would the conversion price be less than $0.03 per share.

The full principal amount of the Debentures is due upon a default under the terms of the Debentures. The Debentures rank senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company. The Company’s obligations under the Debentures are guaranteed by the Company’s wholly-owned subsidiaries. At any time prior to the maturity of the Debentures, the Company may, upon written notice, redeem the Debentures in cash at 120% of the then outstanding principal amount of the Debentures, plus accrued interest thereon, provided the closing bid price of the Company’s common stock was less than $0.10 at the time of the redemption.

The conversion price of the Debentures is subject to full ratchet anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments for stock splits, stock dividends, recapitalizations and the like. Because of the full ratchet anti-dilution protection, the Company determined that the conversion feature of the Debentures should be accounted for separately at fair value as a derivative instrument liability and marked-to-market each period, with any change in fair value recorded as non-operating, non-cash income or expense.

The fair value of the embedded conversion options were determined using a binomial valuation model, adjusted as appropriate to reflect the company’s option to redeem the Debentures at 120% of the then outstanding amounts. At July 30, 2010, the fair value of the embedded derivative liability related to the $1,000,000 Debentures was $1,200,000, which exceeded the face value of the Debentures by $200,000. The fair value of the embedded conversion option at July 31, 2010 was $1,200,000.

On August 25, 2010, the Debentures, including the related derivative liability and accrued interest, were settled by conversion into 64,516,127 shares of common stock.

Notes Payable

From December 2009 through March 2010 the Company borrowed an aggregate of $706,326 from certain shareholders. The borrowings are evidenced by notes which bear interest at 10% per annum and are due between 12 months and 24 months from the date of issuance.

The balance is due as follows: Year ended July 31, 2011: $598,326 – Year ended July 31, 2012: $108,000

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance providing a one year deferral of the effective date of fair market value measurement for non-financial assets and non-financial liabilities. Effective August 1, 2009, we implemented the guidance for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on our financial position or results of operations. We continue to evaluate the impact of the guidance, if any, on our consolidated financial statements for future periods.

 In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also changes the way the consolidated income statement is presented, requires additional disclosures, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The guidance became effective for us as of August 1, 2009; however, it did not have a material impact on our consolidated financial statements.

 In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of the position is to improve the consistency between previously existing standards. The guidance became effective for us as of August 1, 2009; however, it did not have a material impact on our consolidated financial statements.

 In June 2008, the FASB ratified authoritative guidance providing a framework for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, in order to determine whether the instrument should be classified as an equity instrument or a derivative instrument.  The guidance became effective for us as of August 1, 2009.  We have performed an evaluation of our equity-linked financial instruments that are subject to the guidance, including outstanding common stock warrants, and determined that they should be classified as equity within the consolidated balance sheets.  The guidance did not have a material impact on our consolidated financial statements.

 In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest.  The guidance will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 (our fiscal year ending July 31, 2011).  We will assess the potential impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us.

 In June 2009, the FASB issued accounting guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance became effective for us as of our fiscal quarter ended October 31, 2009 (the “First Quarter”). The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The guidance became effective for us as of November 1, 2009; however it did not have a material impact on our consolidated financial statements.

 In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value, and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. The guidance became effective for us as of November 1, 2009; however, we do not currently have any investments that fall within the scope of this new guidance, and it did not have a material impact on our consolidated financial statements or related disclosures.

 In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (our fiscal year ending July 31, 2011 (“Fiscal 2011”)).  We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

 In December 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (our Fiscal 2011). We do not currently expect the implementation of this guidance to have a material impact on our consolidated financial statements.

 In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended April 30, 2010 (the “Third Quarter”), except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011).  The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

 In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010, and was adopted as of our Quarterly Report on Form 10-Q for the three months ended January 31, 2010 as filed with the SEC on March 11, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (our fiscal quarter ending October 31, 2010).  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE R – SUBSEQUENT EVENTS

On August 30, 2010, the Board of Directors approved the appointment of Arthur Buckland as Chief Executive Officer and director of the Company effective September 7, 2010.

As per the terms of the Employment Agreement by and between the Company and Mr. Buckland that the parties executed on August 27, 2010 and is effective September 7, 2010, Mr. Buckland’s term of employment with the Company will be at will.  Either Mr. Buckland or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for Mr. Buckland’s services as CEO and director, the Company shall compensate Mr. Buckland an annual base salary of $300,000.  Mr. Buckland’s Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without Mr. Buckland’s mutual agreement.

In addition, Mr. Buckland will be eligible to earn (A) an annual target bonus of up to fifty percent (50%) of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses, and (B) a stock bonus up to an additional two percent (2%) of the Company’s fully-diluted issued and outstanding.  The calculation of the number of shares issued and outstanding will be based on the actual outstanding shares on a fully diluted basis and will not include the option held by Craca LLC.  Bonus plan objectives shall be determined by the Board and Mr. Buckland by December 7, 2010 and then established annual thereafter.  Any bonus for fiscal 2010 will be prorated for the partial year.  The Company reserves the right to recognize and reward special contributions Mr. Buckland may make to the Company.  The Company may, from time to time and at any time, pay, or cause to be paid, to Mr. Buckland such bonus compensation, if any, as the Board may, in its sole and absolute discretion, determine to be appropriate.

Mr. Buckland shall also have the option to purchase seventy-two million (72,000,000) shares of the Company’s stock.  The exercise price for such option will be equal to the fair market value of the underlying common stock on the date of the grant, with fair market value to be determined with reference to the closing stock price on the OTC-BB on the grant date, or if the common stock is no longer quoted on the OTC-BB, then the fair market value shall be fixed by the Board in accordance with a valuation conducted in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.  Mr. Buckland’s options shall be subject to Company’s standard four (4) year vesting provisions:  twenty-five percent (25%) to vest after the first twelve (12) months of continuous service with the Company, with monthly ratable vesting thereafter for the remaining option shares.

Common stock issuances

On August 25, 2010, the Debentures issued on July 30, 2010, in the amount of $1,000,000 including the related derivative liability and accrued interest, were settled by conversion into 64,516,127 shares of common stock. This issuance does not have an impact on the net loss per share for the year ended July 31, 2010.

Subsequent to July 31, 2010 the Company received proceeds of $2,593,000 and issued 129,650,000 shares of common stock pursuant to a private placement at $.02 per share. Of these shares 25,000,000 were issued to an officer.

Subsequent to July 31, 2010, the Company issued 882,488 shares of common stock pursuant to the exercise of options.

Subsequent to July 31, 2010, the Company issued 2,870,000 shares of common stock as payment of a royalty fee due to an officer.

Subsequent to July 31, 2010, the Company issued 3,151,167 shares of common stock for services.

Other

On October 31, 2010, the Company had an aggregate of 908,010,135 common shares outstanding. In addition, the Company had 616,923,486 stock options outstanding. The total of the outstanding shares and the outstanding options exceeded the Company’s authorized capital of 1,500,000,000 common shares.