Form 10-Q
period 2010-10-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2010-12-20
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended October 31, 2010

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-53590

SUNOVIA ENERGY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Cattlemen Road, Sarasota, Fl 34232
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
Yes X   No ☐

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of December 20, 2010 was 908,010,135.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

FORM 10-Q

PART 1: FINANCIAL STATEMENTS
SUNOVIA ENERGY TECHNOLOGIES, INC.

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets

	October 31,	July 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,892,817	$1,058,872
Accounts receivable, net	619,312	222,084
Accounts receivable, related party	-	20,110
Inventory	783,483	944,758
Prepaid expenses	14,858	22,676
Total current assets	3,310,470	2,268,500

Property and equipment, at cost, net of
accumulated depreciation of $422,842 and $354,869	244,691	304,676

Other assets:
Patents and other assets	155,918	155,918

	$3,711,079	$2,729,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,013,509	$1,453,223
Common stock redemption	650,000	650,000
Notes payable	598,326	598,326
Convertible debenture derivative liability	-	1,200,000
Total current liabilities	2,261,835	3,901,549

Long term portion of notes payable	230,642	108,000

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
908,010,135 and 706,940,353 shares issued and outstanding	908,010	706,940
Additional paid-in capital	78,265,281	73,829,943
Accumulated (deficit)	(77,920,214)	(75,782,863)
	1,253,077	(1,245,980)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	1,218,602	(1,280,455)
	$3,711,079	$2,729,094

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Three Months Ended October 31, 2010 and 2009
(Unaudited)

	2010	2009

Sales	$570,359	$240,871

Cost of sales and services	838,423	286,082
Gross profit (loss)	(268,064)	(45,211)

General and administrative -
Research and development	-	2,019,034
Selling, general and administrative expenses	1,859,076	1,429,735
	1,859,076	3,448,769

Loss from operations	(2,127,139)	(3,493,980)

Other Income (expense):
Derivative loss	-	1,296,078
Interest expense (income), net	10,212	(460)
	10,212	1,295,618

Loss before income taxes	(2,137,351)	(4,789,598)
Income taxes	-	-
Net loss	$(2,137,351)	$(4,789,598)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	861,793,305	572,571,670

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Statements of Cash Flows
For the Three Months Ended October 31, 2010 and 2009
(Unaudited)
	2010	2009
Cash flows from operating activities:
Net cash (used in) operating activities	$(864,927)	(1,795,244)

Cash flows from investing activities:
Acquisition of property and equipment	(7,986)	-
Net cash (used in) investing activities	(7,986)	-

Cash flows from financing activities:
Common Shares issued for cash	2,593,088	1,405,250
Proceeds from notes payable	122,642	-
Proceeds from convertible debentures	-	500,000
Net cash provided by financing activities	2,715,730	1,905,250

Increase (decrease) in cash and cash equivalents	1,842,817	110,006
Cash and cash equivalents, beginning	-	308,495
Cash and cash equivalents, ending	$1,842,817	$418,501

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities
Issuance of common shares in exchange for convertible debentures	$1,000,000	$1,000,000

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions by developing and implementing technology in three main areas:  light emitting diode (LED) lighting, solar energy and infrared. Through its wholly-owned subsidiary, EvoLucia Lighting, Inc., the Company is developing and selling environmentally responsible, energy efficient lighting products that are based on the latest and most efficient light emitting diode (LED) technologies. The Company, through its wholly-owned subsidiary Sunovia Solar, Inc., has also developed technologies in the solar energy arena that improve the efficiency of solar energy production and delivery and have the potential for bringing solar power more quickly to grid parity.  The Company has also developed mercury cadmium telluride infrared cells that increase efficiencies in infrared technology and may provide opportunities for commercial applications of that technology.

Basis of presentation

The accompanying unaudited condensed consolidated balance sheets include the accounts of the Company and its subsidiary. All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2011 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, filed with the Securities and Exchange Commission.

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended October 31, 2010, the Company has experienced a loss of $2,137,351. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company anticipates a need for significant funding from capital investment in order to support its operations and continuing as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Inventory

Inventory consists principally of electronic components used in the assembly of LED lights, power film and batteries. Inventory is stated at the lower of cost or market on a first in first out basis.

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at October 31, 2010 and 2009 based on this methodology was 616,923,486.

Reclassifications

Certain amounts for the year ended July 31, 2009 have been reclassified in the comparative financial statements to be comparable to the presentation for the year ended July 31, 2010.  These reclassifications had no effect on net loss as previously reported.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

On August 25, 2010, the Debentures issued on July 30, 2010, in the amount of $1,000,000 including the related derivative liability and accrued interest, were settled by conversion into 65,516,127 shares of common stock.

Between August 1 and October 31, 2010 the Company received proceeds of $2,593,000 and issued 129,650,000 shares of common stock pursuant to a private placement at $.02 per share. Of these shares 25,000,000 were issued to an officer.

Between August 1 and October 31, 2010, the Company issued 882,488 shares of common stock pursuant to the exercise of options and received proceeds of $88.

Between August 1 and October 31, 2010, the Company issued 2,870,000 shares of common stock with a fair value of $143,500 as payment of a royalty fee due to an officer.

Between August 1 and October 31, 2010, the Company issued 3,151,167 shares of common stock with a fair value of $136,922 for services.

On October 31, 2010, the Company had an aggregate of 908,010,135 common shares outstanding. In addition, the Company had 614,483,186 stock options outstanding. The total of the outstanding shares and the outstanding options exceeded the Company’s authorized capital of 1,500,000,000 common shares.

NOTE C - INVESTMENT IN EPIR TECHNOLOGIES, INC.

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

In April, 2009, the Company and EPIR entered into an Amendment to the research, development, and supply agreement. As of March 31, 2010, the Company had made all scheduled payments to EPIR pursuant to the terms and condition of the Agreement in the aggregate amount of approximately $11,700,000 in cash and common stock (see note E).  All payments to EPIR are to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) required the Company to issue to EPIR warrants for the purchase of 25,000,000 shares of the Company’s stock at an exercise price of $0.10 per share.(see Note O). The Amendment also permitted the Company to satisfy certain of its payment obligations through the issuances of restricted shares of the Company’s common stock,

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, was obligated to, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.

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

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The value of this transaction totaled $34,475.

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

The Company ceased making payments to EPIR effective with the June 1, 2010 payment (see Note E. and Part II, Item 1. "Legal Proceedings") and recorded an impairment loss of $3,680,385 related to its investment at July 31, 2010.

NOTE D – SEGMENT INFORMATION

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

Assets of the Solar segment consist of capitalized patent costs. Assets of the Lighting Product segment consist principally of cash, receivables and inventory. All other assets including prepaid expenses, deposits, and fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment
For the three months ended October 31, 2010

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$570,359	$-

Operating loss	$-	$(983,576)	$(1,143,563)

Interest and dividends	$-	$-	$10,212

Depreciation and amortization	$-	$8,663	$29,665

Assets	$100,000	$1,729,177	$1,881,902

Capital Expenditures	$-	$7,986	$-

Consolidated Operations by Business Segment
For the three months ended October 31, 2009

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$240,871	$-

Operating loss	$(2,019,033)	$(1,377,384)	$(97,563)

Interest and dividends	$-	$-	$460

Convertible debenture derivative loss	$-	$-	$(1,296,078)

Depreciation and amortization	$-	$-	$(10,446)

Assets	$3,780,385	$569,507	$484,884

Of the reported sales in 2010 and 2009 approximately $556,386 and $240,017 were made domestically and approximately $13,973 and $854 were made internationally.

NOTE E – COMMITMENTS, CONCENTRATIONS AND CONTINGENCIES

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

Commitments

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

Concentrations

During the fiscal year ended October 31, 2010, sales to a single customer aggregated $311,803, which represented  more than 10% of the Company’s revenue for the quarter. At October 31, 2010, approximately 48% of net accounts receivable is due from this customer.

NOTE F – STOCK OPTIONS

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

The Company's Plan is administered by the Board of Directors. The Plan did not have any individual caps other than the limitation of granting incentive stock options to employees, the exercise of more than $100,000 per year in fair market value of stock per year. The Plan permits the grant of restricted stock and nonstatutory options to participants where appropriate. The maximum number of shares issuable under the Plan is 30,000,000. The Plan shall terminate ten years from the date it was adopted. The Board of Directors may, as permitted by law, modify the terms of any grants under the agreement, and also amend, suspend, or extend the plan itself.

During the three months ended October 31, 2010, an aggregate of $557,200 was charged to operations related to options granted during prior periods. On October 31, 2009 there was an aggregate of $3,327,146 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options is as follows:

		July 31, 2010
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	545,805,974	$0.104
Options granted	72,000,000	0.050
Options cancelled/exercised	(3,222,788)	0.001
Outstanding at October 31, 2010	614,483,186	$0.100	$0.00	9.3 years
Exercisable at October 31, 2010	614,483,186	$0.100	$0.00	9.3 years

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

NOTE G – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable

From August 1, 2010 through October 31, 2010, the Company borrowed an aggregate of $122,642 from an individual. The borrowings are evidenced by a note which bears interest at 10% per annum and are due 24 months from the date of issuance.

The balance of notes payable is due as follows: Year ended July 31, 2011: $598,326 – Year ended July 31, 2012: $230,642

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended October 31, 2010; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

To familiarize themselves with our operations, readers are encouraged to review our securities filings on the SEC’s Edgar database, including the Annual Report on Form 10-K for the year ended July 31, 2010. This quarterly report provides an update of that information.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statement of operations of the consolidated financial statements included herewith for the quarters ended October 31, 2010 and October 31, 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2010	2009
	Amount	Amount
Sales	$570,359	$240,871
Cost of Sales	$838,422	$286,082
Gross Profit	$(268,064)	$(45,211)
Research and Development Expenses	$-	$2,019,034
Selling, General & Administrative Expenses	$1,859,076	$1,429,735
Operating Loss	$(2,127,139)	$(3,493,980)
Convertible Debenture Derivative Loss	$-	$(1,296,078)
Net Loss	$(2,137,351)	$(4,789,598)

Two major factors comprised the difference between the quarter ending October 31, 2010 and the quarter ending October 31, 2009. The first was that for the quarter ending October 31, 2010, there was no research and development cost, and the second was that for the quarter ending October 31, 2010, there was no derivative loss. Each of these is discussed below in further detail.

Revenues

Revenues for the fiscal quarter ended October 31, 2010 were $570,359, which represented an increase of approximately 137% from the quarter ended October 31, 2009 sales of $240,871. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

A number of initiatives were begun in 2010 or continued from the prior year that contributed to the increases in sales for the quarter, in particular:

 1. The Company developed relationships with energy service contractors, an emerging business model of companies that sell expertise in energy savings over a life cycle. The Company’s LED lighting fixtures are designed to provide energy savings over a life cycle, making this an attractive area for future growth. During the quarter ended October 31, 2010, the Company generated approximately $320,000 in sales from these relationships. This sector only contributed $12,000 to revenues for the quarter ended October 31, 2009. Our largest job in this area and for the quarter ended October 31, 2010 was the VA Hospital in West Palm Beach, FL, where we replaced over 500 metal halide lights using 200-300W in its parking garage with 60 and 90-watt EvoLucia® LED. This project earned the Company approximately $312,000, which represented 55% of the total revenues for the quarter. The new lights use less than half the energy of the lights  they replaced , and will save the hospital thousands of dollars per year in energy and maintenance costs while providing more uniform light on the ground and increased visibility and safety.  This was Sunovia’s second major government order under their General Services Administration (GSA) contract, which was awarded earlier this year.

2. The Company continued its relationship with Hubbell Lighting, a large OEM, through sales of light engines. Cost of sales, in this case, were favorable in 2010 as the significant engineering expense was incurred prior periods. Sales from this relationship were $25,529, or approximately 4% of total sales for the fiscal quarter ended October 31, 2010, compared to $134,198 (55%) of sales for the fiscal quarter ended October 31, 2009. The decline in sales from 2010 was due to the loss of a large customer by Hubbell. Continued success in this area could result from growth with the existing customer and establishing similar relationships with other DEMs. The Company doubled sales to other OEMs from $8,000 for the fiscal quarter ended October 31, 2009 to $16,000 for the fiscal quarter ended October 31, 2010, and is considering expansion in this area as one of its goals in the upcoming year.

3. The Company actively bids on lighting projects for municipalities, a significant market  for our LED lighting products. In the quarter ended October 31, 2010, projects for municipalities resulted in sales of approximately $150,000, which represented 26% of total sales, as compared to $35,000 (15%) for the quarter ended October 31, 2009. This segment did not generate profit for the Company in 2010, due largely to highly competitive pricing and specialized requirements that increase our costs of sale. Major customers for the quarter ended October 31, 2010 were the city of Corunna, Michigan which has retrofitted a number of downtown 175W metal halide streetlights with 48W EvoLucia LEDs, a project that earned the company $63,000 of the sales in this segment; Manassas, Virginia (with revenue of $46,000 for the quarter ended October 31, 2010 with none in the quarter ended October 31, 2009); and Fairview, Texas, that had approximately $27,000 of sales for the quarter ended October 31, 2010, and $23,000 of sales for the quarter ended October 31, 2009.

In the most successful of these installations, Corona, Michigan the city installed the EvoLucia PTR Retrofit Kit, a “plug-and-play” LED retrofit product that allows for simple, one-for-one direct replacement using existing poles. The Department of Public Works removed the existing globes, replaced the HID lamps with the EvoLucia LED kits, and replaced the globes. Corunna’s downtown LED retrofit project was made possible by two grants from the Michigan Department of Energy, Labor and Economic Growth (DELEG) totaling $100,000.  The fact that they were able to use their existing poles meant that they could stretch their grant money further and retrofit twice the number of lights they originally thought they could.

Gross Profit

The Company had a gross loss of 47% for the quarter ended October 31, 2010, as compared to a gross profit of 19% for the quarter ended October 31, 2009.  A number of factors contributed to this circumstance in both years, particularly:

•
The additional costs associated with making technological upgrades to existing products negatively affected profitability in 2010. We are striving to improve profitability by  standardizing our product line. However,  in order to increase sales overall, during the quarter ended  October 31, 2010, we accepted work that required additional engineering beyond our existing product line.

•
Several of our distribution channels represent market sectors in which sales are driven almost entirely by low price and immediate cost savings realized. Our products provide additional functionality not available in other products but they are consequently more expensive than other lighting products and therefore do not compare favorably in market sectors that are driven entirely or substantially by cost.

•	In order to more effectively negotiate prices with suppliers, the Company needs higher sales volumes than it is currently experiencing.

Expenses

Overall expenses for the quarter ended October 31, 2010 were $1,859,076, or a reduction of 54% or $1,589,693 as compared to $3,448,769 the quarter ended October 31, 2009. The largest component of this decrease was the elimination of the expense for research and development, which had been $2,019,034 for the quarter ended October 31, 2009, related to research and development performed by EPIR. See Notes C and E to Financial Statements and Part II, Item 1- "Legal Proceeding" elsewhere in this repot for more information concerning the litigation with EPIR.

The major categories of expense for the Company are discussed individually as below:

Research and Development

Research and development expenses are primarily associated with our solar and infrared technology efforts. The vast majority of R&D expenses of the Company have been paid to EPIR Technologies, Inc. to develop the solar and infrared technologies. R&D expenses totaled $  -0- for the quarter ended October 31, 2010, compared to $2,019,034 for the quarter ended October 31, 2009, or a decrease of 100%.

As discussed in Notes C and E to Financial Statements and Part II, ITEM 1, “Legal Proceedings”, and in the Company’s annual report for the year ended July 31, 2010, the Company is currently in litigation with EPIR. The events giving rise to the litigation and uncertainties associated with this lawsuit limit our ability to accurately assess the status, results and value of our research arrangement and investment in EPIR.

Based on the current climate and the status of the litigation with EPIR, the Company does not anticipate expending significant funds on research and development in the solar or infrared technologies in the foreseeable future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $429,341 or 30% to $1,429,735 for the quarter ended October 31, 2009 and $1,859,076 for the quarter ended October 31, 2010. The major components are discussed below.

Product Development

Product development costs were $535,924 for the quarter ended October 31, 2010, compared to $482,590 for the quarter ended October 31, 2009, an increase of $53,334 or 11%. The product development schedule in both quarters was providing updates to the product line we anticipate the need to further invest in the future by developing the next generation of our products in order to compete effectively in our markets.

General and Administrative

General and administrative expenses are the supporting services needed to maximize the efforts of the other departments in performing their duties. For the quarter ended October 31, 2010 we spent $1,165,147 in this area, compared to $362,155 in the quarter ended October 31, 2009 an increase of $802,992or 69%. The major component of this increase results from non-cash stock compensation of $837,622.

Sales and Marketing Costs

Sales and marketing costs, included noncash expenses, totaled $158,005 in fiscal quarter ended October 31, 2010, as compared to $584,990 in fiscal quarter ended October 31, 2009, representing a decrease of $426,985 or 73%. This decrease resulted from the elimination of non-cash expenses; which had been $550,763 for the quarter ending October 31, 2010, offset by increased salaries, commissions and marketing costs.

Other Income and Expenses

Other income and expense reflects interests costs (net of interest income), and derivatives, as discussed below:

Interest expense for the quarter ended October 31, 2010 was $10,212 compared to $460 of interest income for the quarter ended October 31, 2009. The increased expense resulted from the use of promissory notes to finance working capital, which required periodic  payments of interest.

Derivative losses - We had interest expense and derivative expense of $1,296,078 on the sale of $500,000 of convertible debentures for the quarter ended October 31, 2009 compared to $-0- for the quarter ended October 31, 2010, when we sold no similar convertible debentures. The $500,000 of debentures sold at July 31, 2009, along with $500,000 of debentures sold in August of  2009 were settled for 30,992,493 shares on September 28, 2009. The $1,000,000 in debentures sold on July 30, 2010 was settled for 64,516,127 shares in September, 2010.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In the fiscal quarter ended October 31, 2010, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. The Company anticipates the need to raise significant amounts of capital in order to fund its operations in the next fiscal year.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of October 31, 2010, we had $1,892,817 in cash and cash equivalents. We had receivables, net of allowances, of $619,312 and inventory of $783,483 and our current liabilities were $2,261,835, although $650,000 of the liabilities are convertible into common stock.

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

The Company outsources its manufacturing; consequently, we do not have significant capital expenditures other than working capital.

We raised $2,715,730 from investors for the quarter ended October 31, 2010, compared to $ 1,905,250 raised for the quarter ended October 31, 2009.

Operating Activities

Net cash used in operating activities for the quarter ended October 31, 2010 totaled $864,927 as compared to $1,795,244 for the quarter ended October 31, 2009. The primary differences between the comparable periods were the amounts expended for research and development discussed above.

Investing Activities

Net cash used in investing for the quarter ended October 31, 2010 was $7,986 as compared to $ -0- for the quarter ended October 31, 2009. The amounts incurred in 2010 were due primarily to our purchase of tooling and software for product development.

Financing Activities

Our net cash raised in financing activities for the quarter ended October 31, 2010 was $2,715,730, of which $2,593,088 resulted from private placement of common stock and $122,642 resulted from the sale of notes and convertible debentures. Net cash raised in financing activities was $1,905,250 for the quarter ended October 31, 2009, of which $1,405,250 was attributable to private placements of common stock and $500,000 was attributable to convertible debentures.

Cash Requirements

As of November 30, 2010, we had $1,845,252 in cash and cash equivalents. As discussed below, this is not adequate to maintain the Company’s current level of operations through July 31, 2011.

 Commitments

The scheduled contributions under the EPIR contract which remain unfunded are listed in the following table: (see discussion below in Part II, Item 1, Legal Proceedings)

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

Assessment of Company Strategies; Change in Management

In September, 2010, the Company hired Arthur Buckland as its Chief Executive Officer. Mr. Buckland has a wealth of general management experience in the energy and semiconductor sectors, having served as a senior executive in numerous companies in those industries. Mr. Buckland replaced Carl Smith, as Chief Executive Officer, though Mr. Smith remains Chairman of the Board. As part of the transition, the management team is reviewing the Company’s processes and strategies and determining the most appropriate course going forward. See the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a discussion od managment's evaluation of the Company's solar, infrared and LED businesses.

Going Concern

The Company has suffered recurring losses from operations and will require additional equity or debt to fund its operations.

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

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize the maximum value of  its assets and discharge its liabilities in other than the normal course.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. We adopted the guidance in the three month period ended April 30, 2010 (the “Third Quarter”), except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 20, 2010 (our fiscal quarter ended April 30, 2011). The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (our fiscal quarter ended October 31, 2010). We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended October 31, 2010 the Company has experienced losses of $2,137,351. As of October 31, 2010, the Company also had working capital of $1,048,635, which is not adequate to sustain our current level of losses. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures. The Company anticipates a need for significant funding from capital investment in order to support its operations and continuing as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Effect of Changes in Prices.

Changes in prices in the past few years have been a significant factor in the solar and lighting industries. In the solar industry particularly, 2010 saw dramatic increases in supply and a collapse in the price of solar energy as a result of technological advances as well as the excess supply. The Company believes it will be several years before conditions in that market are favorable again. In the lighting industry, prices of competitors’ lighting products are often significantly lower than the Company’s prices – reducing the cost of our products is a primary strategy in the near future and will be necessary in order for our LED lighting products to be competitive in the marketplace.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is a party to a lawsuit arising out of its Research, Development and Supply Agreement with EPIR Technologies, Inc. (“EPIR”). The suit was brought by EPIR in August, 2010, and seeks an unspecified amount of damages and other unspecified equitable relief. The Company filed certain counterclaims against EPIR and certain other parties, including Sivananthan Labs, Inc., an affiliate of EPIR and its principal, Dr. Sivananthan. Each of the parties to the litigation has brought numerous claims and counterclaims against each other, and several motions to dismiss certain claims have been filed and are pended.

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

ITEM 1A. RISK FACTORS

n/a

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

All of the offers and sales of securities listed above were made to accredited investors, affiliates or executive officers of the Company, and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, each of whom was an accredited investor, or executive officers of the Company, and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above referenced persons, we have made independent determinations that each of the investors were accredited investors and that each investor was capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Change (2)
3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc. (3)
3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (3)
3.4	Certificate of Merger between Acadia Resources, Inc. And Sunovia Energy Technologies, Inc. (3)
3.5	Articles of Incorporation (6)
3.6	Bylaws (6)
4.1	Form of Subscription Agreement (5)
10.1	Royalty Agreement between Sun Energy Solar, assigned to the Registrant and Sparx, Inc., dated December 20, 2005 (3)
10.2	Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 20, 2005 (3)
10.3	Change of Control Severance Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith, dated December 21, 2005 (3)
10.4	Modification to Stock Option Agreement between Sun Energy Solar, assigned to the Registrant and Carl Smith relating to Charitable Pledge by Executive, dated June 29, 2006 (3)
10.5	Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Bob Fugerer, dated July 10, 2006, and addendum (3)
10.6	Executive Employment Contract between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Matthew Veal, dated May 29, 2006 and addendum (3)
10.7	Consulting Agreement between Sun Energy Solar, Inc. (to be assigned to Sunovia Energy Technologies, Inc.) and Ken Juster dated July 16, 2007 (3)
10.8	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.9	Consulting Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and Don Sipes dated July 18, 2007 (3)
10.10	Agreement between Sun Energy Solar, Inc. (now known as Sunovia Solar, Inc.) and EPIR Technologies dated November 1, 2007 (3)
10.11	Addendum to employment contract between the Company and Bob Fugerer, dated January 25, 2007 (4)
10.12	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. Sunovia Energy Technologies, Inc, dated January 24, 2008 (1)
10.13	Stock Purchase Agreement between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc., dated January 24, 2008 (1)
10.14	Amended and Restated Consulting Agreement between Sunovia Energy Technologies, Inc. and Fernando Cuza dated March 17, 2008 (4)
10.15	Consulting Agreement between the Company and Pacific Coast Capital Advisors, Inc. dated June 10, 2008 (4)
10.16	Employment Agreement between the Company and Robert Fugerer, dated May 1, 2008 (4)
10.17	Employment Agreement between the Company and Carl Smith, dated May 1, 2008 (4)
10.18	Employment Agreement between the Company and Matthew Veal, dated May 1, 2008 (4)
10.19	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan date May 1, 2008 (4)
10.20	Employment Agreement between the Company and Donna Webb, dated May 1, 2008 (7)
10.21	Consulting Agreement between the Company and Rick Kauffman, dated June 6, 2008 (7)
10.22	Purchase Agreement between the Company and Precision Lighting dated May 16, 2008 (7)
10.23	Purchase Agreement between the Company and Beacon Products dated May 16, 2008 (7)
10.24	Consulting Agreement between the Company and The Abraham Group, dated October 1, 2008 (7)
10.25	Assignment Agreement Between the Company and Novakor dated August 31, 2008 (7)
10.26	Amendment to Consulting Agreement between the Company and Kenneth I. Juster dated October 28, 2008 (7)
10.27	Consulting Agreement between the Company and Akaoni Management dated October 10, 2008 (7)
10.28	Consulting Agreement between the Company and Bay Hill Partners, LLC, dated November 4, 2008 (8)
10.29	Distribution agreement between the Company and Spectrum Brands, Inc. effective November 18,2008 (8)
10.30	Common Stock Purchase warrant between the Company and EPIR Technologies, Inc. dated April 15, 2009 (10)
10.31	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (10)
10.32	Form of Secured Convertible Debentures dated June 15, 2009(11)

10.33	Form of Security Agreement dated June 15, 2009(11)
10.34	Form of Subsidiary Guarantee dated June 15, 2009 (11)
10.35	Form of Securities Purchase Agreement dated June 15, 2009(11)
10.36	Agreement of Principal Terms and Conditions between the Company and Parque Cibernertica de Santo Domingo SA dated July 7, 2009(11)
10.37	Form of Subscription Agreement dated October 13, 2009 ($.05 per share) (11)
10.38	Form of Subscription Agreement dated October 15, 2009 ($.06 per share) (11)
10.39	Form of Subscription Agreement dated November 9, 2009 ($.042 per share) (11)
10.40	Form of Subscription Agreement dated November 9, 2009 ($.05 per share) (11)
10.41	Form of Subscription Agreement dated November 9, 2009 ($.06 per share) (11)
10.42	Form of Subscription Agreement dated November 12, 2009 ($.05 per share) (11)
10.43	Employment Contract between the Company and Carl Smith, dated November 10, 2009 (12)
10.44	Consulting Agreement between the Company and R. Craig Hall dated November 10, 2009 (12)
10.45	Consulting Agreement between the Company and Oak Ridge Strategies Group, Inc. dated February 1, 2010 (13)
10.46	Form of Subscription Agreement dated ($.09 per share) dated February 1, 2010 (13)
10.47	Form of Promissory note used in December, 2009 and January, 2010 (13)
10.48 10.49	Form of Promissory note used in February, 2010 (13) Assignment Agreement by and between Carl L. Smith and Craca Properties LLC, dated December 9, 2007(14)
10.50	Form of Subscription Agreement dated August 24, 2010 ($.02 per share)
10.51	Executive Employment Agreement by and between Arthur Buckland and Sunovia Energy Technologies, Inc. effective September 7, 2010. (15_
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(3)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007

(4)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on March 17, 2008

(5)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on January 16, 2008.

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

(7)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 14, 2008.

(8)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on December 20, 2008.

(9)	Incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on April 16, 2009

(10)	Incorporated by reference to the form 10-Q filed with the Securities and Exchange Commission on March 16, 2009.

(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on November 13, 2009

(12)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on December 21, 2009.

(13)	Incorporated by reference to the Form 10-Q filed with the Securities Exchange Commission on March 22, 2010.

(14)	Incorporated by reference to the Form 10-Q filed with the Securities Exchange Commission on June 21, 2010.

(15)	Incorporated by reference to the Form 8-k filed with the Securities Exchange Commission on August 24, 2010.

(16)	Incorporated by reference to the Form 8-k filed with the Securities Exchange Commission on August 27, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Arthur Buckland Arthur Buckland	Chief Executive Officer	December 20, 2010

/s/ Matthew Veal Matthew Veal	Chief Financial Officer, Treasurer, and Principal Accounting Officer	December 20, 2010