Form 10-K
period 2010-12-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2011-04-20
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from July 31, 2010 to December 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of April 11, 2011 was $23, 514,786

Number of outstanding shares of the registrant's par value $0.001 common stock as of April 11, 2011: 904,681,802 .

SUNOVIA ENERGY TECHNOLOGIES, INC.

FORM 10-K
For the Transition Period July 31, 2010 to December 31, 2010

PART I
FORWARD-LOOKING INFORMATION

This Transition Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar words and phrases are intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Report.  Also, all statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Report.

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

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Sunovia Energy Technologies, Inc. was formed in 2007 through a reverse merger of our predecessor Sun Energy Solar, Inc., and Acadia Resources, Inc., a Nevada corporation. Sunovia, directly and through its wholly-owned subsidiaries, EvoLucia, Inc. and Sunovia Solar, Inc., is in the business of providing energy-efficient and sustainable energy solutions by implementing technology in three main areas:  light emitting diode (LED) lighting, solar energy and infrared. From its inception, the Company has pursued ways to commercialize advances in semiconductors in the energy industry that continually improve performance levels. Seeking to capitalize on the trends toward green and sustainable energy sources, the Company has pursued solutions through technological advances in semiconductors and other components of clean and sustainable energy delivery. Each of these technologies (LED, solar and infrared) rely upon the advancement of semiconductors; focusing on all three allowed the Company to maximize the potential value of its research and development investment by spreading risk across three areas  of the clean energy industry.

LED Lighting

LED lights are the most energy-efficient lighting source on the market today. Through our patented Aimed LED Lighting™ technology, we have demonstrated that less overall light is needed if the light is correctly focused on the target area. We have identified an immediate opportunity, particularly in the outdoor lighting market, to supply high quality energy-efficient lighting solutions through our patented technology.  Our LED lighting subsidiary, EvoLucia, Inc., has developed several LED lighting products, primarily for the outdoor lighting industry, that utilize our Aimed Optics™ technology. We sell these products to several market segments, including governmental entities (municipalities and military installations) and private businesses. We continue to develop and refine our products to serve the market and are actively pursuing alliances that will allow us to drive down the production cost of our products.

Solar

Due to its use of semiconductors, photovoltaic solar energy is considered by many scholars and industry analysts to be the eventual replacement for fossil fuels as the world’s primary energy source.  This market represents an enormous opportunity if commercially viable systems can be developed.

For several years, the Company actively pursued and developed a highly scalable solar CPV tracking system to be compatible with solar components made from III-V or II-VI semiconductor materials. In seeking to develop solar- powered systems that are commercially viable, we recognized the need for a more cost-effective solar component.

We engaged EPIR Technologies, Inc. to develop such a technology, and that alliance resulted in technology that established a world record for solar efficiency for CdTe technology. At this time, though the solar industry showed continuous improvement over a number of years, solar energy remains significantly more expensive than existing energy sources in those areas where an economically viable, reliable power grid already exists. (In the United States, for example, solar power costs approximately 54% more than the national average cost of energy in the existing power grid.) Thus, without subsidies or governmental mandates, solar energy is not commercially viable at this time, particularly in the current sluggish economic recovery.

In addition, the EPIR venture gave rise to a dispute and is currently the subject of litigation initiated by EPIR in which both parties seek damages and other remedies from the other. See Item 3, “LEGAL PROCEEDINGS.” In addition, the solar market has presented numerous obstacles and barriers to the Company’s development of commercially viable solutions. For these reasons, the solar technologies are not the primary focus for the Company at this time and are not expected to be a focus of the Company in the foreseeable future. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

Infrared

EPIR, our co-venturer in the solar energy development, is highly respected for its knowledge in infrared semiconductor technologies, which seek to maximize solar energy at night. Shortly after engaging EPIR, with their assistance, we obtained a 10-year, $34 million contract with i3 Systems, a South Korean company, using EPIR’s infrared technology.  In the fiscal year ended July 31, 2010, we shipped our first $150,000 of product under this arrangement. As a result of the lawsuit with EPIR, however, we presently do not have a supplier for the contract, and no shipments of infrared product have been made since that time, nor are further shipments anticipated in the future.

The litigation with EPIR has made it impossible to supply infrared product under the i3 Systems contract. In addition, the infrared market has presented numerous obstacles and barriers to developing commercially viable solutions. For these reasons, the Company does not anticipate devoting significant resources to the infrared market in the foreseeable future.

Company History

In 2005, the founders of the Company sought to produce a flexible solar-powered LED substrate that incorporated solar panels, battery back-up and energy-conserving light-emitting diodes (LEDs). The use of energy-efficient LEDs would allow outdoor signage to use the least amount of energy to create light, conserving as much as possible of what was generated through the solar wafers, and its lightweight and flexible design would allow it to be displayed in many different areas without the need to be attached to a fixed power source. The technology would also decrease consumption of fossil fuels while increasing energy independence and national security.

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

Clean energy and green industries have historically relied heavily upon government subsidies in order to advance, because the costs of those technologies are significantly higher than traditional energy sources. Recognizing that those subsidies would be limited in time and scope, the Company committed to researching and developing truly competitive solutions to provide cost-effective solar energy and LED lighting.

Initial Entry into Solar and Infrared Technologies

Solar

Through its association with Dr. Sivalingam Sivananthan, the Company sought to transfer advanced techniques for capturing infrared light into solar photovoltaic technologies, and thereby capture a broader spectrum of the sun’s light at the highest efficiencies and lower costs. Sunovia’s relationship with Dr. Sivananthan’s company, EPIR Technologies, was formalized in 2008 with the goal of leveraging his knowledge of infrared light detection to accelerate the commercialization of a highly efficient, low-cost solar technology and to become the exclusive sales and marketing arm for all products developed by EPIR Technologies, including infrared and biosensor products. Unfortunately, EPIR has not succeeded in moving its advanced technology from the laboratory to production.

Solar energy remains significantly more expensive than current energy sources. In order to create sufficient demand for renewable energy without relying on government subsidies, grid parity must be achieved. This core problem inhibits the adoption of solar as the dominant source of energy for the world’s power grids at this time. However,  some governments have made efforts to bridge this difference through subsidies. This political cycle is in turn affected by the world’s economies, where changes in policy make the future of subsidies uncertain. The year ending December 31, 2010 saw significant changes in U.S. policy on solar energy as America went from a period of possibly increasing subsidies to a clear shift away from subsidies. Unfortunately, the prices of competitive silicon panels from China were substantially reduced, making the CdTe technology developed by Dr. Sivananthan through our investment in EPIR much less competitive in the world market.

Infrared

In facing the challenges presented by the solar energy industry, management identified mercury cadmium telluride (HgCdTe) infrared sensors and systems as a technology that could be profitably commercialized without reliance on government subsidies or public policy shifts. However, external factors, including shifting U.S. export compliance guidelines and reductions in profit margins for the infrared materials, made this strategy difficult to implement. In addition, EPIR’s difficulty in moving from lab to production hindered this effort.

In light of the significant challenges facing the solar and infrared industries at this time and the difficulty EPiR has experienced in commercializing its technology, the Company is focusing its efforts at the present time primarily on developing and commercializing LED lighting products through its LED lighting subsidiary, EvoLucia, Inc. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

LED Lighting

The lighting strategy initially consisted of two steps: first,  developing fixtures that utilize our Aimed LED Lighting™ technologies, and second, a research program, initiated with Donggkuk University, geared to develop so called “perfect white” LEDs using zinc oxide instead of phosphors.

The search for a cost-effective, perfect white LED is considered an important step in LED adoption. LEDs produce amber, blue and red colors, and chemicals such as phosphors are added to get them to produce white light. The addition of such chemicals (currently phosphors) adds heat, reduces life, and reduces performance of LEDs. The results of the research we have funded in this area have not been sufficiently promising to warrant further commitment of resources. The Company discontinued all funding of this effort in 2009.

 EvoLucia LED Lighting

EvoLucia, the Company’s wholly-owned LED lighting subsidiary, is focusing on (i) the roadway / walkway lighting market (“cobra head,” “shoebox”, “post-top” and “bell-top” products) and (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights). The outdoor lighting fixture market is estimated to be approximately $6 billion in 2010, according to Osram-Sylvania, a leader in the lighting industry.  There are currently over 200 competitors in the outdoor LED lighting market. Our Aimed Optics™ technology potentially provides a competitive advantage in this market, as it uses less energy to put more light on the ground.

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

The three most significant challenges facing the Company and EvoLucia in the outdoor light market are (a) developing a recognizable brand name, (b) expanding our distribution network, and (c) driving down the cost of manufacturing and selling our products. Each of these issues is a priority for the Company at this time and going forward.

Distribution Methods

LED Lighting

The Company has identified six primary distribution channels for its EvoLucia products, listed and discussed in more detail below, which it services through a network of manufacturers’ reps throughout North America and in various other countries:

1. Utilities,
2. Engineering Service Company (ESCO),
3. Commercial and Industrial (C&I),
4. Original Equipment Manufacturers (OEM),
5. Federal Government and
6. International channels.

1) Utility Market

NEMA (National Electrical Manufacturing Association) estimates that public utilities have installed and currently maintain in excess of 12.5million cobra head street lights, and 9 million decorative post-top pedestrian-scale street lights in the U.S. EvoLucia is developing a sales and marketing infrastructure focused on the electric utility market segment. There are more than 1,300 utilities in the U.S., comprised of approximately 100 investor-owned utilities, 250 municipal power companies, 930 rural electrical cooperatives and 40 State- or federally- owned utilities. All four types of utilities have distinct and independent internal organizations with input into street lighting equipment and specifications.

Utilities pay a lower price for energy than most of our customers, because they either generate the power themselves, or buy it wholesale. As a result, energy savings, which is one of the primary advantages of our products, is not as important to utility company customers. Additionally, as most of our lights are used during off peak hours, power companies typically would not benefit significantly from such energy savings.

In spite of these obstacles, the Company believes that the utility market presents significant opportunities if we are able to offer a product with a lower initial cost than our current products. We are directing significant efforts to reducing the cost of manufacturing our product in order to better serve this market.

2) ESCOs and Alternative Arrangements

Energy Service Companies (ESCOs) sell packages of enhanced energy-efficient equipment/services for use in newly constructed buildings, or as retrofits to existing systems. ESCOs typically provide a broad range of energy solutions, including design and implementation of energy savings projects, energy conservation, energy infrastructure outsourcing, power generation and energy supply and risk management. Typical energy-efficient products sold by ESCOs include lighting, water heating, HVAC, elevators, air conditioning and windows. ESCOs typically perform upfront, in-depth analyses of properties, design an energy-efficient solution, install the required elements and maintain the system to ensure energy savings during the payback period. The savings in energy costs often are used to pay back the capital investment of the project over a specified period. The opportunity for EvoLucia is to be the LED lighting provider in energy efficiency projects won by ESCOs.

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

3) Commercial and Industrial (C&I)

The C&I market is one of the most visible portions of the lighting market. Typically, architects or engineers design and specify lighting systems primarily for new construction, and the projects are sent out for bid. Electrical contractors, usually under contract with a general contractor, purchase the “lighting package” from electrical distributors. In this market, lighting fixture manufacturers are represented by manufacturer’s rep agencies. The Company currently has relationships with more than 40 rep agencies throughout the U.S.

The C&I market has recently consolidated and is currently dominated by a few Tier 1 lighting companies with large well-established direct sales forces: Osram-Sylvania, GE, Lithonia (Acuity), Hubbell (Beacon, Varon), Cooper Lighting (IO Lighting) and Philips (Genlyte). In addition, each of those lighting companies has its own agency network, with roughly 75–80 regional sales reps covering the U.S. market. The Tier 2, 3 and 4 companies typically sell their products through representation by one of the Tier 1 companies. In addition, U.S. companies face significant competition from international companies in this market, the largest of which is Leotek, a Taiwanese company.

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

4) Federal Government

All departments of the federal government, other than the Department of Defense, are required by the Energy Act of 2007 to use lighting with the lowest payback model. In order to sell any products to the U.S. Government, companies need approval from the General Services Administration (GSA) and must obtain a GSA authorization number. Companies with GSA authority are eligible to be included in the GSA purchasing catalog where any Department or Agency may purchase products up to $75,000 without an RFP or competitive bid. The Company was awarded a GSA schedule in February 2010.

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

6) International

The international market represents a large opportunity for EvoLucia as many countries do not have the installed power generation and distribution infrastructure that exists in the U.S., and often have power costs that are significantly higher than in the U.S. This market presents a challenge in addressing each country’s specific requirements, which often include certifications that we do not currently have. We are in active discussions with several countries to provide lighting solutions for specific projects. The international market did not represent a significant portion of sales in the most recent fiscal year; however, certain international markets are growing and this segment could contribute significant sales in the future.

Solar and Infrared

Our solar and infrared technologies have not been developed to the point of commercial viability. Therefore, we do not have distribution networks or methods in these areas of our business.

Status of New Products and Services

Roadway Lighting Products

The Company’s current product offerings in the Roadway Lighting Market include (i) a Cobra Head and a Shoebox light in several different wattages, light configuration and colors of light launched in July 2009, (ii) a decorative Fairview “Bell”-shaped light (installed in the Fairview, TX installation) and a decorative “Post Top” product. In development are several other types of Cobra Heads for larger installations and Shoeboxes for parking lots, each of which is projected to require approximately $500,000 in development and tooling costs.

Cobra Head and Shoebox Roadway Lights

The cobra head is the most common streetlight in the United States, with 12.5 million installed annually in the U.S., and an estimated 40 million internationally. The Shoebox utilizes the same basic technology as the cobra head with a different housing. We began developing an LED replacement/retrofit for the cobra head street light in 2007 Our consultant at that time was Chairman of the Standard Practice Sub-committee of the IES Roadway Lighting Committee which oversees RP-8, the American National Standard Practice for Roadway Lighting and the designer of the cobra head roadway light fixtures that represent over 45% of the cobra heads currently installed in the U.S. EvoLucia’s LED cobra head luminaires are the most energy-efficient (up to 75% less energy use), environmentally-friendly and maintenance-free (up to 12 years) fixtures to light roads, highways and thoroughfares available on the market at this time.

In the last year, the Company completed the development of a number of  IES Type-II (designed for 2 lane and wide walkway installations) and Type III distribution cobra head product in standard 75 and 100 watt configurations designed to replace existing 150 watt metal halide (MH) and high pressure sodium (HPS) products. The Company has received UL certification for some of these products.

EvoLucia’s cobra head products replace/retrofit existing cobra head installations without the need to move utility poles or change existing infrastructure, so customers can cost-effectively upgrade with minimal change to existing hardware. The Company has completed designs to convert these cobra head fixtures to architectural shoebox style fixtures as well, and we anticipate this product to represent increasing portions of sales in the future.

Decorative “Fairview Bell” and “Post Top” Walkway Lights

Sunovia has developed two decorative LED lights, (i) the Fairview “Bell Top” light currently installed in the Company’s Fairview, TX installation and (ii) a “Post Top” version. In April 2009, the Company completed Phase I of its LED lighting installation in Fairview, TX. The Company designed the entire lighting system, including the spacing and height of the light poles, specifically for the four-lane Fairview Parkway and it features 82 EvoLucia lights.

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

Parking Garage Lights (PS14 and PS9)

This market has approximately 3.1 million parking lot/garage lighting fixtures, (per the U.S. Dept of Energy 2008 Study titled “Energy Savings Estimates of Light Emitting Diodes – Niche Lighting Applications”) of which we estimate 500,000 are replaced each year and has a market size of $100 million annually in the United States. Sunovia’s first fixture in this area, the PS14, comes in 60- and 90- watt configurations and is designed to replace 175-watt MH and 150-watt HPS lights. The Company’s generation 2 design of the PS9 is a higher-end product with a shallower, 9-inch depth. This design has been specifically requested by two OEMs to produce a flatter light pattern with less glare. Production of the new PS9 is expected to begin during the 3rd  quarter of 2011.

Utility Lights and Canopy Lights

Our Utility Light (UTL-1), used for illuminating sidewalks, pathways, landscaping, storage areas, flag poles, statues, signs and monuments, is available in 15- and 24- watt configurations, use up to 75% less electricity than incandescent, quartz or metal halide fixtures and will be maintenance free for more than 10 years.

EvoLucia’s Canopy Light (CAN12), used for lighting exteriors, entryways, breezeways, walkways, perimeters, parking garages, storage areas and industrial / commercial spaces is available in 36- and 50-watt configurations, and is designed to replace 175 watt MH and 150 watt HPS lights.

Additional Products

Our LP3 Light Pack, designed for corridors, closets, cabinets, attics and residential garages, has been redesigned to come in 15- and 30-watt configurations and replace 75-watt incandescent fixtures with a 75% increase in efficiency, a significant increase in life expectancy and no maintenance for up to 15 years. Tooling has been purchased and this product is under production.

Dependence on Customers

During the five-month period ended December 31, 2010, we had aggregate sales of $548,018 to 2 customers, which sales individually represented more than 10% of the Company’s net revenues. Also, for that period, 34% of net accounts receivable were due from 1 customer.

During the year ended July 31, 2010, we made sales aggregating $1,004,916 to four customers, which sales individually represented in excess of 10% of the Company’s net revenues. At July 31, 2010, approximately 48% of net accounts receivable was due from one customer. We were dependent on Hubbell Lighting during 2009, which represents 61% of the $996,080 sales we had during the year ended July 31, 2009.

Given that 56% of our business arose from Federal government sources for the five months ended December 31, 2010 and 30% of our business derived from those sources in the fiscal year ended July 31, 2010, any change in government spending patterns may ultimately have a significant effect on our Company as well. The development of new products potentially will reduce our risks in this area.

PATENTS

The Company, including its subsidiaries and affiliates, currently has the following patents issued and   patents pending relating to technologies in solar, LED lighting, LEDs, and other components.

 U.S. Patent Applications (including PCT applications with no corresponding pending US application):

Title	Application Number	Filing Date/ Priority Date	Status
Street Light Retrofit Assembly	29/361,123	May 5, 2010	Pending
Solid State Outdoor Overhead Lamp Assembly	61/325,116	April 16, 2010	Pending
Methods and Apparatuses For Transferring Heat From an LED Luminaire	12/706,620	Feb. 16, 2010/ Feb. 16, 2009	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	12/767,698	April 26, 2010/ April 24, 2009	Pending
Solid State Luminaire With Reduced Optical Losses	12/769,521	April 28, 2010/ April 28, 2009	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	12/769,556	April 28, 2010/ April 28, 2009	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	12/769,627	April 28, 2010/ April 28, 2009	Pending
Light Units with Communications Capability	11/760,464	June 8, 2007/ Sept. 10, 2004	Pending
LED Light Unit With Battery Back-up, Communications and Display	12/027,232	Feb. 6, 2008/ Feb. 6, 2007	Pending
LED Light Unit With Battery Back-up And Internal Switch State Detection	12/594,932	April 7, 2008/ April 6, 2007	Pending
Modular Solar Panel System	12/594,933	April 7, 2008/ April 6, 2007	Pending
Method and System for Collecting and Optically Transmitting Solar Radiation	12/598,412	May 1, 2008/ May 1, 2007	Pending
LED Heat Sink and Lamp Assembly	12/685,571	July 14, 2008/ July 12, 2007	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	PCT/US09/46023	June 2, 2009/ June 2, 2008	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	PCT/US09/49629	July 2, 2009/ July 2, 2008	Pending
Formation of Large Arrays of Zinc Oxide Nanostructures Using Electro disposition**	U S Application 12/126,671	July 3, 2008	Pending
Super Bright Light Emitting Diode of Nanorod Array Structure Having InGaN Quantum Well and Method for Manufacturing the Same**	US Patent number 7,132,677	November 7, 2006	Pending
** = patents arising from the Company’s Zinc Oxide project with Donggkuk University in South Korea

Foreign Applications (including PCT applications):

Title		Application Number	Filing Date/ Priority Date	Status
Methods and Apparatuses For Transferring Heat From an LED Luminaire	WIPO	PCT/US10/24321	Feb. 16, 2010 / Feb. 16, 2009	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	WIPO	PCT/US10/32443	Apr. 26, 2010/ Apr. 24, 2009	Pending
Solid State Luminaire With Reduced Optical Losses	WIPO	PCT/US10/32818	Apr. 28, 2010/ Apr. 28, 2009	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	WIPO	PCT/US10/32827	Apr. 28, 2010/ Apr. 28, 2009	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	WIPO	PCT/US10/32857	Apr. 28, 2010/ Apr. 28, 2009	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	WIPO	PCT/US09/46023	June 2, 2009 / June 2, 2008	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	WIPO	PCT/US09/49629	July 2, 2009 / July 2, 2008	Pending
Light emitting diode and its Manufacturing Method	Japan	Application No. 2004-36604 Registration No. No. 4160000	February 13, 2004	Registered
Method for forming Gan Nano Rod using HVPE growth	Korea	Registration No. 10-0693130	March 13, 2007	Registered
Method for forming Single Rod Gan PN Junction LED	Korea	Registration No. 10-0693129	March 13, 2007	Registered
Field Emission Display Using Gan Nanorods	Korea	Registration No. 10-0502817	July 21, 2005	Registered
Method of Forming Nanorods Using a Chemical Vapour deposition Apparatus for Fabricating Nano Rods and Nonrods or Nano Wires Using the Same Apparatus	Korea	Registration No. 10-0789652	January 2, 2008	Registered
Method for Forming Gallium Nitride Layer with Fewer Defects	Korea	Registration No.: 10-0525725	November 3, 2005	Registered
Method for Fabricating single Crystalline Gallium-Nitride Substrate by Using Galium-Nitride Nanorod	Korea	Registration No.: 10-0499814	July 7, 2005	Registered
Electroluminescent Device, Fabrication Method, and Light Emitting Method for Realizing Multi-Color and White-Color Emission	Korea	Registration No.: 10-0755337	September 7, 2005	Registered

Need for Government Approval of Principal Products and Services

We do not require government approval to sell any of our products except to export infrared products. However, in certain instances our customers may desire carbon and tax credits associated with the use of our products, which requires governmental approval. As discussed in the “Status of New Products and Services” section, we have obtained approval to sell infrared products to South Korea, but must obtain additional export licenses for any future shipments. Each additional shipment would require an additional export license. If additional shipments of the infrared technology are to be made, either the Company or EPIR would be required to bear the costs of obtaining such licenses. The Company does not anticipate exporting additional infrared products in the foreseeable future.

Effect of Existing or Probable Government Regulations

We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business. With respect to lighting, the Energy Independence and Security Act of 2007 (EISA 2007) requires that each Federal agency ensure that major replacements of installed equipment (such as heating and cooling systems) or renovation or expansion of existing space employ the most energy-efficient designs, systems, equipment, and controls that are life-cycle cost-effective. EISA 2007 sets several additional mandates regarding procurement of energy-efficient products. We build products and conduct business in a manner intended to meet these standards when we sell into the markets where they are applicable.

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

Amount Spent on Research and Development

For the five months ended December 31, 2010, the Company incurred no research and development expense, compared to $5,122,477 for the comparable period the previous year. The Company ceased investing in solar and infrared in July, 2010.

For the fiscal year ended July 31, 2010, the Company paid EPIR an aggregate of $7,145,723 for research and development of the solar and infrared technologies. This amount included cash in the amount of $1,000,000 and shares of common stock of the Company with a fair value of $ 5,876,030 on the date of issuance paid to EPIR and other expenditures of $269,693.

For the fiscal year ended July 31, 2009 the Company paid EPIR an aggregate of $6,094,626 for research and development of the solar and infrared technologies. This amount included cash in the amount of $3,500,000 and warrants and shares of common stock of the Company with a fair value of $2,594,626. In addition, in 2009, the Company paid $200,000 for research at Dongguk University relating to zinc oxide LEDs.

Costs and Effects of Compliance with Environmental Laws

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will directly impact our planned future. Based upon our current product mix and the markets in which we sell them, there are no environmental laws that require our compliance that we anticipate to have a material effect on the normal operations of our business. Conversely, complikance with enviornmental laws has a positive effet on the demand for our products, as we offer "Dark Sky " compliant and "Turtle-Friendly" products.

Employees

As of April 11, 2011, we had 12 full-time employees. We have not experienced any work stoppages and consider relations with employees to be good.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 2. PROPERTIES

We currently lease an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six month lease. The lease requires monthly rent, including sales tax, of approximately $10,445. The building consists of 17,252 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. We are participating in an incentive-based grant program through Sarasota County which resulted in an incentive of $50,000 in fiscal year 2009 and that could result in an additional incentive payment of $50,000 if certain conditions, relating particularly to adding employees and their average annual wage, are met over the next two years.

Prior to June 15, 2010, we leased an operating facility at 6408 Parkland Drive, Sarasota, Florida 34243. This facility was under a one- year extension through October 31, 2010, prior to our termination effective June 15, 2010. The lease required a monthly rent of approximately $5,585 which included tax. The building consisted of approximately 5,316 square feet of laboratory, warehouse and office space.

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

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, other than as described below:

EPIR Litigation

The Company is a party to a lawsuit arising out of its Research, Development and Supply Agreement with EPIR Technologies, Inc. (“EPIR”). A suit was brought by EPIR in August, 2010, and seeks an unspecified amount of damages and other unspecified equitable relief. The Company filed certain counterclaims against EPIR and certain other parties, including Sivananthan Labs, Inc., an affiliate of EPIR and its principal, Dr. Sivananthan. Each of the parties to the litigation has brought numerous claims and counterclaims against each other, and several motions to dismiss certain claims have been filed and are pending.

The litigation is in the early stages of motions, and discovery has not yet begun. The outcome of the litigation is uncertain, and the potential damages that may be awarded to any of the parties cannot be estimated with any accuracy at this time.

The Company has been billed a total of $471,047 and has paid $195,365 in legal fees in this case as of April 10, 2011. The total cost of the litigation cannot be estimated at this time.

Litigation with Supplier

The Company is defending a lawsuit brought by a supplier of a component part of the EvoLucia LED light fixtures. The suit alleges that the Company owes a re-stocking fee for the return of certain inventory. The plaintiff has alleged damages in excess of $100,000. The Company believes it has substantial defenses to this lawsuit and intends to vigorously defend it. The lawsuit is in the early stages of pleadings, and the outcome of this case is uncertain at this time. The Company has incurred no significant legal fees to date in this case.

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

	Calendar 2010		Calendar 2009
	High	Low	High	Low
First Quarter	$.13	$.09	$.20	$.05
Second Quarter	$.09	$.05	$.11	$.06
Third Quarter	$.06	$.03	$.08	$.03
Fourth Quarter	$.05	$.02	$.18	$.09

 Holders

As of April 11, 2011, we had approximately 1,518 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Island Stock Transfer, Inc. 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

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

On October 29, 2010, the Company sold an aggregate of 25,000,000 shares of common stock at $.02 per share for an aggregate purchase price of $500,000 to an officer of the Company.

 All of the offers and sales of securities listed above were made to accredited investors, affiliates or executive officers of the Company, and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated there under with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to a limited number of persons, each of whom was an accredited investor, or an executive officer of the Company, and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above referenced persons, we have made independent determinations that each of the investors were accredited investors and that each investor was capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

Overview

In fiscal year 2010, the Company faced obstacles to developing its solar and infrared technologies, arising from cash flow constraints, changes in the solar market that lengthened the time horizon in which that technology will become economically viable and shifts in our alliances with strategic research partners. See “Description of the Business – Solar and -Infrared.”  The Company is uncertain whether these technologies could yield valuable opportunities in the future; in addition, the Company does not have sufficient resources to pursue them aggressively in the near-term. Current market conditions in the solar market particularly indicate that even aggressive pursuit of the technology would not yield profitable operations in that segment for a number of years to come, if at all. By contrast, the LED lighting market presents an immediate opportunity for revenue growth and ultimate profitability. The Company has shifted its focus over the course of fiscal year 2010 to the LED lighting market, particularly outdoor and area lighting, and anticipates continuing that focus for the foreseeable future.

For the five months ended December 31, 2010, the Company had a net loss of $3,898,336, as compared to a net loss of $8,352,200 for the five months ended December 31, 2009, or a decrease of $4,453,864 (53%). The decrease resulted from the elimination of research expense with EPIR Technologies, Inc. for the period ended December 31, 2010 compared to the same period in 2009, and $1,358,131 in derivative losses in the period ended December 31, 2009, offset by increases in general and administrative expenses related to equity compensation. The derivative  losses resulted from our sale of convertible debentures, as explained in Note A and Note P of the financial statements. See “Other Income and Expenses”, below. The net loss from operations for the five months ended December 31, 2010 was $3,855,952 as compared to a net loss from operations in the five months ended December 31, 2009 of $6,810,291, or a decrease of 43%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

For the year ending July 31, 2010, the Company had a net loss of $20,518,548, as compared to a net loss of $14,471,361 for the previous fiscal year, or an increase of $6,047,187 (42%). Approximately 60% of the increase resulted from an impairment of the investment in EPIR of $3,680,385, and $1,663,539 in derivative losses. These losses resulted from our sale of convertible debentures, as explained in Note A and Note P of the financial statements. See “Other Income and Expenses”, below. The net loss from operations for the year ended December 31, 2010 was $15,127, 533 as compared to a net loss from operations in the year ended December 31, 2009 of $14,356,440, or a decrease of 57%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

Results of Operations

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the consolidated financial statements included herewith for the five-month periods ending December 31, 2010 and December 31, 2009.

	2010	2009 (unaudited)
Sales	$1,067,903	$802,309
Cost of Sales	1,218,407	889,383
Selling, General & Administrative Expenses	3,705,448	1,774,888
Research and Development Expenses	-0-	5,122,477
Total Operating Costs and Expenses	3,705,448	6,897,365
Operating Loss	(3,855,952)	(6,810,291)
Impairment of Investment in EPIR	-0-	-0-
Interest Income (expense)	(42,384)	9,610
Derivative Loss	-0-	1,358,131
Net Loss	$(3,898,336)	$(8,352,200)

Five months ended December 31, 2010 as compared to Five months ended December 31, 2009

Revenues

Revenues for the five months ended December 31, 2010 were $1,067,903, as compared to 802,309 for the five-month period ending December 31, 2009, which represented an increase of approximately 33%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

A number of initiatives were begun in 2010 or continued from the prior year that contributed to the increases in sales for the year, in particular:

1. In the five-month period ending December 31, 2009, the Company completed its sale of Cobra Head lights to Camp Lejeune, a military base in North Carolina. Revenue from the sale was $240,530 or approximately 33% of total sales revenue for the five-month period ended December 31, 2009. The Company sold this project at a discounted price and determined to take a loss leader on this project in order to demonstrate the product with a view toward generating additional business from this particular base and from other military installations. The Company sought to build from this advantage and engaged a retired military officer to assist in its marketing efforts in the area but the military channel only represented $58,310 or 5% of the company’s sales for the five months ended December 31, 2010.

2. The Company developed relationships with energy service contractors, an emerging business model of companies that sell expertise in energy savings over a life cycle. The Company’s LED lighting fixtures are designed to provide energy savings over a life cycle, making this an attractive area for future growth. During the five months ended December 2010, the Company generated approximately $550,000 in sales from these relationships. This sector contributed approximately $95,000 to revenues for the five months ended December 31 2009.

3. The Company continued its relationship with Hubbell Lighting, a large OEM, through sales of light engines. Sales from this relationship were $120,000, or approximately 10% of total sales for the five months ended December 31, 2010, compared to $195,000 (23%) of sales for the five months ended December 31, 2009. The decline in sales for 2010 was due to the loss of a large customer by Hubbell. In addition, we were notified by Hubbell that they intend to return approximately $100,000 of light engines that were shipped in late 2010. We are currently in negotiation with Hubbell regarding this matter.

4. The Company actively bids on lighting projects for municipalities, a significant market segment for our LED lighting products. For the five months ended December 31, 2010, projects for municipalities resulted in sales of $140,000, which represented 13% of total sales for the period, as compared to $40,000 (5%) the five months ended December 31, 2009. This segment did not generate profit for the Company in 2010, due largely to highly competitive pricing and specialized requirements that increase our costs of sale.

5. The Company sold $165,000 of Infrared wafers under its agreement with i3 Systems for the five-month period ending December 31, 2009; however, the cost of sales exceeded the revenue on this sale. Due to the lawsuit with EPIR, there were no such sales for the five-month period ending December 31, 2010.There was no gross profit from these sales.

Gross Margin Profit

The Company had a gross margin loss of 14% for the five months ended December 31, 2010, as compared to a gross margin loss of 11% for the five months ended December 31, 2009.  A number of factors contributed to this circumstance, particularly:
•
The additional costs associated with developing, producing and delivering updated products. The LED market is in transition, and although technological improvements in components ultimately favor the industry, additional cost is needed to upgrade product for technological change.

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

Expenses

Overall expenses decreased substantially in absolute and percentage terms for the five months ended December 31, 2010 compared to the five months ended December 31, 2009. This decrease of $3,191,917, or 46%, was primarily from the decrease in research on solar, offset by increases in noncash expenses related to compensation costs.

The major categories of expense for the Company are discussed individually below.

Research and Development

Research and development expenses are primarily associated with our solar and infrared technology efforts. The vast majority of R&D expenses of the Company have been paid to EPIR Technologies, Inc. to develop the solar and infrared technologies discussed elsewhere in this report. See “Item 1 Description of the Business – Company History -- Initial Entry into Solar and Infrared Technologies.” R&D expenses for 2010 totaled $0 for the five months ended December 31 in 2010, compared to $5,122,477 for the five months ended December 31 in 2009.

The five-month period ending December 31, 2009 began with promising developments in our solar program. Early in the year, we announced an unverified world record in thin film efficiency resulting from the technology developed with EPIR. In addition, we shipped our first order for infrared wafers under the i3 Systems contract.

Based on the current climate and the status of the litigation with EPIR, the Company does not anticipate expending significant funds on research and development in the solar or infrared technologies in the foreseeable future.

The Company anticipates continuing to develop its LED technology to support its LED lighting business. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3,705,448 in the five-month period ending December 31, 2010 from $1,744,888 for the five-month ended December 31, 2009. The major components are discussed below.

Product Development

Product development costs were $812,625 for the five months ended December 31, 2010, compared to $867,236 for the five months ended December 31, 2009, a decrease of $54,611 or approximately 6.3%. The nature of the expenses changed over the 2010 fiscal as the Company moved from creating original designs in 2009 to improving those designs and keeping pace with technological changes in 2010. We anticipate the need to invest in developing the next generation of our products in order to compete effectively in our markets.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees and rent and utilities. For the five months ended December 31, 2010 we spent $2,534,912 in this area, compared to $699,140 for the five months ended December 31, 2009 an increase of $1,835,772. Among the factors reflected in this increase is $400,000 of legal fees associated with the EPIR lawsuit, and non-cash stock and stock options expense of $1.6 million to the Company’s executives and consultants.

Sales and Marketing Costs

Sales and marketing costs, totaled $357,911 for the five months ended December 31, 2010, as compared to $208,512 in for the five months ended December, 31 2009, representing an increase of $149,399 or 72%. The increase reflects the addition of sales staff and an increase in commissions paid on the increase in sales.

Other Income and Expenses

Other income and expense reflects interests costs (net of interest income), including derivatives and impairment costs, as discussed below:

Interest expense for the five months ended December 31, 2010 was $42,384 compared to $9,610 of interest income for the five months ended December 31, 2009. This was due to the increased borrowing for the five months ended December 31, 2010 compared to the five-month period ended December 31, 2009.

We had interest expense and derivative expense of $1,358,131 on the sale of convertible debentures for the five months ended December 31, 2009 compared to $-0- for the five months ended December 31, 2010, when we sold no convertible debentures. The $1,000,000 of outstanding debentures outstanding at September 1, 2009 were converted into 30,992,493 shares on September 28, 2009. The $1,000,000 in debentures outstanding at July 31, 2010, and the related interest and derivative liability were converted into 64,516,127 common shares in September, 2010.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2010, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. The Company anticipates the need to raise significant amounts of capital in order to fund its operations in the next fiscal year.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of December 31, 2010, we had $1,285,575 in cash and cash equivalents. We had receivables, net of allowances, of $491,740 and inventory of $653,307 and our current liabilities were $2,302,995. However, $650,000 of the liabilities is convertible into common stock.

Our sales cycle can be several months or longer, with some costs incurred upfront, making our business working-capital intensive. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. We do not have a credit line, and until we are profitable, commercial credit is unavailable for the Company. The Company does not anticipate a profitability level that would resolve its cash flow issues in the foreseeable future and expects to rely upon capital contributed by investors to fund its operations.

The Company outsources its manufacturing; consequently, we do not have significant capital expenditures, although tooling costs can reduce our product cost when justified by the level of sales.

We raised $2,593,087 from the sale of common stock to investors for the five months ended December 31, 2010.

Operating Activities

Net cash used in operating activities for the five months ended December 31, 2010 totaled $2,481,038. as compared to $2,574,009 for the five months ended December 31, 2009. This change resulted primarily from the greater level of commercial activity in 2010, which resulted in the much greater net loss for the five-month period ending December 31, 2009 offset by the larger noncash expenses in the same period as discussed above.

Investing Activities

Net cash used in investing for the five months ended December 31, 2010 was $7,988 as compared to $ 21,081 for the five months ended December 31, 2009. The amounts incurred in 2010 were due primarily to our purchase of tooling and software for product development.

Financing Activities

Our net cash raised in financing activities for the five months ended December 31, 2010 was $2,715,729, of which $2,593,087  resulted from sales of common stock and $122,642 resulted from the sale of notes. Our net cash from financing activities for the five months ended December 31, 2009 was $4,785,250 of which $500,000 resulted from the sale of debentures and $4,285,250 from the sale of common stock.

Year ended July 31, 2010 compared to Year ended July 31, 2009

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

A number of initiatives were begun in 2010 or continued from the prior year that contributed to the increases in sales for the year, in particular:

1. In the year ending July 31, 2010, the Company completed its sale of Cobra Head lights to Camp Lejeune, a military base in North Carolina. Revenue from the sale was $483,111 or approximately 30.43% of total sales revenue for the year. The Company sold this project at a discounted price and determined to take a loss leader on this project in order to demonstrate the product with a view toward generating additional business from this particular base and from other military installations. The Company sought to build from this advantage and engaged a retired military officer to assist in its marketing efforts in the area.

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

Gross Margin Profit

The Company had a gross margin loss of 12.48% for the year ended July 31, 2010, as compared to a gross margin profit of 31.96% for the year ended July 31, 2009.  A number of factors contributed to this circumstance, particularly:

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

Expenses

Overall expenses were substantially flat year to year from July 31, 2009 to July 31, 2010. However, the Company recognized an impairment to an investment of approximately $3.7 million and the derivative loss of approximately $1.7 million associated with the convertible debentures issued in 2010. See “Other Expenses”, below.

The major categories of expense for the Company are discussed individually below.

Research and Development

Research and development expenses are primarily associated with our solar and infrared technology efforts. The vast majority of R&D expenses of the Company have been paid to EPIR Technologies, Inc. to develop the solar and infrared technologies discussed elsewhere in this report. See “Item 1 Description of the Business – Company History -- Initial Entry into Solar and Infrared Technologies.” R&D expenses for year ended July 31, 2010 totaled $7,145,723, compared to $6,294,626 for the same period in 2009, or an increase of $851,097 (13.52%).

Over the course of the last fiscal year, the solar industry and its prospects changed significantly. Domestic policy began to move away from subsidies for clean and renewable energy as the U.S. economy continued to languish, and public support of clean energy programs waned. The bell-weather stock in the solar industry, First Solar, saw its stock drop 65%, in spite of excellent performance, as investors doubted future subsidies. It became increasingly clear that grid , which was necessary to realize value from our strategy in the Dominican Republic, probably could not be achieved within the timeframes necessary for our solar program to be self-funding. EPIR’s failure to complete the manufacturing facility required under their contract with us created another significant obstacle to successfully implementing our strategy in the Dominican Republic. Also, the deterioration of our relationship with EPIR negatively our infrared operations, which we believed would begin to fund solar research as we delivered infrared wafers under the i3 Systems contract.

Based on the current climate and the status of the litigation with EPIR, the Company does not anticipate expending significant funds on research and development in the solar or infrared technologies in the foreseeable future. The Company does anticipate continuing to develop its LED technology to support its LED lighting business, however, and expects to devote significant funds to development of the next generation of its LED products.

Selling, General and Administrative Expenses

These expenses decreased by $596,409 from July 31, 2009 to July 31, 2010 from $8,380,170 in 2009 to $7,783,761 in 2010. The major components are discussed below.

Product Development

Product development costs were $1,857,831 for the year ended July 31, 2010, compared to $1,316,722 for the year ending July 31, 2009, an increase of $541,109 or approximately 41%. The nature of the expenses changed over the 2010 fiscal year as the Company moved from creating original designs in 2009 to improving those designs and keeping pace with technological changes in 2010. We anticipate the need to invest in developing the next generation of our products in order to compete effectively in our markets.

General and Administrative

General and administrative expenses are the ordinary expenses of running the business, including overhead, managerial salaries and occupancy expense. For the year ending July 31, 2010 we spent $1,010,772 in this area, compared to $512,821 in the prior year. Among the factors reflected in this increase is the legal costs associated with the EPIR lawsuit, the expenditures the Company incurred related to Sarbanes Oxley evaluation and compliance, other administrative increases such as salaries for new positions added, and an additional amount paid to a consultant (both in cash and in stock) paid to provide technical and business advice to the senior management of the Company.

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

Derivative losses - We had interest expense and derivative expense of $183,358 on the sale of $500,000 of convertible debentures for the year ended July 31, 2009 compared to $1,663,539 for the year ended July 31, 2010, when we sold $1,500,000 of similar convertible debentures. The $500,000 of debentures sold at July 31, 2009, along with $500,000 of debentures sold on August, 2009 was settled for 30,992,493 shares on September 28, 2009. The $1,000,000 in debentures sold on July 30, 2010 was settled for 64,516,127 shares in September, 2010.

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

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of December 31, 2010, we had $1,285,575 in cash and cash equivalents. We had receivables, net of allowances, of $491,740 and inventory of $653,307 and our current liabilities were $2,302,995, although $650,000 of the liabilities are convertible into common stock.

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

Cash Requirements

As of April 13, 2011, we had $335,194 in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain the Company’s current level of operations through May 31, 2011, after which we would need additional capital or face a significant curtailment of operations.

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

Assessment of Company Strategies; Change in Management

In September, 2010, the Company hired Arthur Buckland as its Chief Executive Officer. Mr. Buckland has a wealth of general management experience in the energy and semiconductor sectors, having served as a senior executive in numerous companies in those industries. Mr. Buckland replaced Carl Smith as Chief Executive Officer, though Mr. Smith remained Chairman of the Board until his resignation from the Board in January 2011. As part of the transition, and as an ongoing process, the management team continues to review the Company’s processes and strategies and determine the most appropriate course going forward.

LED Lighting

The Company’s intends to devote its financial resources to its LED lighting business, as it presents the most promising avenue to growth and profitability in the shortest period of time with the least amount of capital required.  We will continue to monitor developments in the solar and infrared industries to determine at what point, if any,  pursuit of those technologies may be more viable.

Solar

Given the lack of performance by EPIR, the price collapse in combination with gains in efficiency and over-supply in the solar industry in general, the Company does not believe that aggressively pursuing a solar strategy is appropriate. In addition, the financial markets have devalued solar companies significantly, and economic viability of the technology remains at best a number of years in the future.

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

Going Concern

The Company has suffered recurring losses from operations and is dependent on additional capital to execute its business plan.

With our present cash and cash equivalents management expects to be able to continue some of our operations for at least the next twelve months. However, we have suffered losses from operations. The continuation of our company is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings noted above. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We may seek to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

We have undertaken steps as part of a plan to improve operating results with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits; and (c) reducing expenses.

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

Recent Accounting Pronouncements

 The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price; there is reasonable assurance of collection; the services or products have been provided and delivered to the customer; no additional performance is required; and title and risk of loss has passed to the customer. Products may be placed on consignment to a limited number of resellers. Revenue for these consignment transactions will also be recognized as noted above.

Share-Based Payments

Compensation cost relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Liquidity - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the five months period ended December 31, 2010 and 2009 the Company has experienced losses of $3,898,336 and $8,352,200, respectively. As of December 31, 2010, the Company also had a working capital surplus of $202,086, which is not adequate to sustain continued losses. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures. The Company anticipates a need for significant funding from capital investment in order to support its operations and continuing as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

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

Our EPIR contract may require us to utilize working capital to make payments under the contract in the future; however, this would only arise if EPIR is successful in the litigation. At this time we cannot predict whether that may happen and if it did, what effect it would have on the Company.

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

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report for the five months ended December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective ,  because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Report were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Our Company, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework  (1992) and  Internal Control Over Financial Reporting – Guidance for Smaller Public Companies  (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of December 31, 2010.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows:

We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting staff and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles.  The person is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the names and certain other information regarding or current directors and executive officers.

Name	Age	Position
Arthur Buckland	62	Director, Acting Chairman of the Board, Chief Executive Officer
Erich Hofer	51	Director
Matthew Veal	52	Chief Financial Officer, Treasurer and Assistant Secretary
Robert A. Fugerer	52	Chief Technology Officer
Thomas A. Siegfried	59	Director

Pursuant to our Bylaws, directors are elected at the Annual Meeting of Stockholders, and each director holds office until his or her successor is elected and qualified. Officers are elected by the Board of Directors and hold office until an officer’s successor has been duly appointed and qualified unless an officer dies, resigns or is removed by the Board prior to that time. There are no family relationships among any of our directors and executive officers.

Background of Directors and Executive Officers

Arthur Buckland is Chief Executive Officer and Acting Chairman of the Board of the Company. Mr. Buckland has more than twenty years of experience as an executive officer of companies, primarily in the electronics industry, and director on various boards of publicly-traded companies.  Mr. Buckland is the co-founder of the Los Angeles, CA based company Angeles Energy.  From 2007 to 2009 Mr. Buckland was Chairman, Chief Executive Officer and President at Soliant Energy Inc.  Mr. Buckland was also co-founder, Chairman, and Chief Executive Officer of Massachusetts-based Engim Inc from 2001 – 2003.  In 1996, Mr. Buckland was named Entrepreneur of the Year by NASDAQ, Ernst & Young, and USA Today for his entrepreneurial efforts with Clare Inc. from 1993 to 2001.  Mr. Buckland holds a Masters in Business Administration from Harvard Business School and a Bachelors of Science in Electrical Engineering from Syracuse University.

Robert Fugerer is the Company’s Chief Technology Officer and served on our Board of Directors April 2006 until January 2011.  Prior to 2006 Mr. Fugerer served as principal engineer for electro-optical and signal processing technologies at the Arnold Engineering and Development Center in Tullahoma Tennessee and then Senior Applications Engineer for Arrow Electronics in Tampa Florida. Mr. Fugerer has a Bachelor degree in Engineering Science from Lipscomb University and Bachelor degree in Electrical Engineering from Vanderbilt University where he graduated Summa Cum Laude. Mr. Fugerer also has a Master of Science in Electrical Engineering from the University of Tennessee and Master of Science in Engineering Management from the University of Alabama.

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

Thomas A. Siegfried is a former construction executive with 25 years experience in the commercial and government sector, most recently as co-owner of Centennial Contractors Enterprises Inc. of Reston, Va., a nationally renowned construction company that manages large facilities and infrastructure at universities, municipalities and federal installations.

Matthew Veal has been our Chief Financial Officer and Treasurer since the inception of the Company and served as its secretary from inception to November, 2010. From 2004 until 2010, served on the board and is the former CFO (2004 to 2006) for Global Water Technologies, Inc. Mr. Veal graduated from the Fisher School of Accounting at the University of Florida in 1980.

Role of the Board

Pursuant to Nevada law, our business, property and affairs are managed under the direction of our board of directors. The board is responsible for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the board keep informed of our business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.

2010 Board Meetings

During the five months ended December 31, 2010, the Board formally met twice and adopted 11 additional written resolutions. All of the directors attended all of the combined total meetings of the Board on which they served in 2010.

Board Committees

Audit Committee

We do not have a separate Audit Committee; rather, our board of directors performed the functions of an Audit Committee during 2010. These functions include recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performs the functions associated with a Nominating Committee.

Compensation Committee

We currently do not have a Compensation Committee of the board of directors. Our board of directors performs the functions of the Compensation Committee, including reviewing compensation and incentives our executive officers, directors, consultants and employees.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal 2009. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal five months ended December 31, 2010, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders.

Director Compensation

The Company compensates outside directors on a negotiated basis including expenses for their service. Directors who are executive officers do not receive separate compensation for their service on the board of directors.

Limitation of Liability of Directors

Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to limit the rights of the Company and its shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

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

Compensation Discussion and Analysis

Currently, the Company’s philosophy is to align compensation with its short-term goals (development of products, sales, and generating positive cash flow) as well as the long-term goal of providing expertise to develop long-term product development and development of markets for the Company to pursue. Our plan was determined by a combination of upper management, finance and operations departments, based on research available from NCEO (the National Center for Employee Ownership) and other research management is familiar with. The current plan has the flexibility to be changed as the needs of the Company and the circumstances surrounding it change. The Company has designed its compensation structure to provide its core employees with fair but slightly below-market compensation and supplement that compensation with equity compensation that statistics demonstrate a result of both an increase in productivity and stock price increases over companies that do not provide equity compensation. We have provided compensation in stock and options to ensure that all of our employees and consultants are rewarded if and when our shareholders are rewarded; this is the fundamental basis of our plan. We feel this is appropriate due to the fact we are in the development stage. Certain consultants have elected to be paid in shares only.

We do not work from any specified formula in setting compensation. We changed from predominately stock grants to predominately stock options as opposed to other forms of equity ownership due to simplicity, particularly in the tax area. Individual awards were based on the importance of the type of work performed to the Company’s overall goals. In sales, we have provided for sales performance bonus in equity compensation (as well as sales commissions), but all other awards were based on time of service, which we find to be consistent with relevant survey data for comparable companies. We did not use a separate plan based on type of employee (management vs. non-management employee) as we are small and wished to limit the distinctions among personnel. We have a general goal of having 15% percent of the ownership of the Company in the hands of our employees. We do not find this to be excessive in comparison with other companies that have employee ownership plans, based on the survey data we have reviewed. We have awarded options with terms of 3 to 5 years to provide longer-term horizons for those who have received options, but other than vesting based on service years we do not have any long-term conditions in our compensation structure.

We match to our 401(k) up to a specified level, which is the same for all employees. This is the only form of retirement plan we offer.  We pay a portion of health insurance for our employees.

Historically, we entered into employment agreements with most of our employees. During the five months ended December 31, 2010, we began to move away from written employment agreements for employees other than the CEO, mutually agreeing to terminations of agreements with two of our executive officers and allowing other agreements to expire without renewing them. However, all of these employees remain employed by the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and our other executive officers during the fiscal year ended December 31, 2010 and the comparable period in 2009.
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Art Buckland	2010	$76,697			0	$3,137,971(1)	0	0	0	(2)	$3,214,668
CEO	2009	0		0	0	0	0	0	0		0

Carl Smith	2010	$220,000	(3)		-0-	-0-	-0-	-0-	$21,869	(4)	$241,869
Former CEO	2009	$-0-			-0-	-0-	-0-	-0-	$20,988	(5)	$20,988

Robert Fugerer	2010	$150,000			-0-	-0-	-0-	-0-	$19,891	(6)	$169,891
CTO	2009	150,000			-0-	-0-	-0-	-0-	$19,977	(7)	$169,977

Matthew Veal	2010	$100,000			-0-	-0-	-0-	-0-	$-0-	(8)	$113,470
CFO	2009	100,000			-0-	-0-	-0-	-0-	$-0-		$110,298

(1)
Under the terms of his employment agreement, Mr. Buckland was granted an option to purchase 72,000,000 shares of common stock at an exercise price of $.045 (which was the closing price of the Company’s stock on September 17, 2010. This option is exercisable as to 25% of the shares on September 17, 2011. The remainder of the shares subject to the option vest ratably on a monthly basis thereafter. The amount shown is the Black-Scholes valuation of this option, assuming a volatility rate of 130%, a risk-free interest rate of 3%, -0- dividend rate and a term of 5 years.

(2)
Mr. Buckland’s other compensation for 2010 did not exceed $10,000. However he is entitled to the same 401(k) match, health insurance benefits and cellular phone reimbursement as other executives. In addition, the Company reimbursed certain moving expenses of Mr. Buckland during 2010.

(3)
Mr. Smith received 2,000,000 shares of common stock of the Company in lieu of a salary in 2010. Mr Smith resigned as CEO in September, 2010 and resigned from the Board of Directors in January, 2011. Mr. Smith is no longer an employee of the Company.

(4)	Includes $19,975 in health insurance premiums paid by the Company and $1,894 for a cellular phone paid by the Company.
(5)	Includes $18,708 in health insurance premiums paid by the Company and $2,280 for a cellular phone paid by the Company.
(6)	Includes $12,074 in health insurance premiums paid by the Company, $1,817 for a cellular phone paid by the Company and a matching contribution by the Company to the 401(k) plan of $6,000 .
(7)	Includes $11,895 in health insurance premiums paid by the Company, $1,882 for a cellular phone paid by the Company and a matching contribution by the Company to the 401(k) plan of $6,000 .
(8)	Mr. Veal’s other compensation for 2010 did not exceed $10,000. However, he is entitled to the 401(k) match, health insurance premium contribution and cellular phone reimbursement as other executives.

Below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
CEO Art Buckland	-0-	72,000,0000	-0-	$0.045	9/17/2015	-0-	-0-	-0-	-0-
Former CEO Carl Smith7	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
CFO Matthew Veal	-0-	488,060	488,060	$0.62	5/1/2013	-0-	-0-	-0-	-0-
Former President Robert Fugerer	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

 Below is the information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
CEO Art Buckland	-0-	-0-	-0-	-0-
Former CEO Carl Smith	-0-	-0-	-0-	$-0-
CFO Matthew Veal	-0-	-0-	-0-	-0-
Chief Technology Officer Robert Fugerer	-0-	-0-	-0-	-0-

Long-Term Incentive Plans

Other than the Company’s 401(k) plan which is available to all employees, prior to May 1, 2008, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our employees, directors and executive officers did receive stock options and stock grants at the discretion of our board of directors.

On May 1, 2008, the Company adopted the 2008 Incentive Stock Plan (“the Plan”) designed to retain directors, employees, executives and consultants and reward them for making major contributions to the success of the Company. The Plan was approved by the Company’s shareholders in November, 2010. A copy of the Plan has been filed by the Company as an exhibit to a prior report and is available through several sources, including the website of the Securities and Exchange Commission. The following is a summary of the Plan and does not purport to be complete:

The Plan is administered by the board of directors. The Plan did not have any individual caps other than the limitations on granting incentive stock options to employees, which limits are imposed by the rules relating to incentive stock options rather than the plan itself. The Plan permits the grant of restricted stock and nonstatutory options to participants. The maximum number of shares subject to the Plan was 30,000,000 when it was adopted; this amount was increased to 125,000,000 when the Plan was approved by the shareholders in November, 2010. The Plan will terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plan, and amend, suspend, or extend the Plan itself.

On termination of employment, unvested options expire and do not continue to vest. Vested options are exercisable by employees on termination as follows:

•	Voluntary termination by the employee: within 3 months after termination of employment.

•	Termination by the Company for cause: options expire on termination

•	Disability: vested options may be exercised within six months after termination.

•	Death: vested options may be exercised for one year after death.

•	Retirement permits exercise in accordance with the terms of the option.

Options cannot be transferred without the consent of the board of directors. Individual grants are made by the board.

We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock compensation may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer. Mr. Smith, the former CEO and Chairman of the Company, was party to a Change of Control Severance Agreement dated as of December 21, 2005; however, this agreement was terminated by mutual consent of the parties during the late 2010.

As of February 2, 2011, the Registrant and Craca Properties, LLC have terminated the Option Agreement dated as of December 20, 2005, filed as Exhibit 10.3 to the Registrant’s 10-QSB dated December 7, 2007, as subsequently modified and assigned. That  option agreement related to 500,000,000 shares of common stock of the Registrant with an exercise price of $.10 per share.

EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment and consulting contracts with its executives and consultants, described more fully below:

On August 30, 2010, the Board of Directors approved the appointment of Arthur Buckland as Chief Executive Officer and director of the Company effective September 7, 2010.

As per the terms of the Employment Agreement by and between the Company and Mr. Buckland that the parties executed on August 27, 2010 and effective September 7, 2010, Mr. Buckland’s term of employment with the Company will be at will.  Either Mr. Buckland or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for Mr. Buckland’s services as CEO and director, the Company shall compensate Mr. Buckland an annual base salary of $300,000.  Mr. Buckland’s Base Salary will be subject to modification in accordance with the Company’s practices, policies, and procedures but will not be reduced without Mr. Buckland’s consent.

In addition, Mr. Buckland will be eligible to earn (A) an annual target bonus of up to fifty percent (50%) of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses, and (B) a stock bonus up to an additional two percent (2%) of the Company’s fully-diluted issued and outstanding.  The calculation of the number of shares issued and outstanding will be based on the actual outstanding shares on a fully diluted basis and will not include the option held by Craca LLC.  Bonus plan objectives shall be determined by the Board and Mr. Buckland by December 7, 2010 plus extensions and then established annually thereafter.  Any bonus for fiscal 2010 will be prorated for the partial year.  The Company reserves the right to recognize and reward special contributions Mr. Buckland may make to the Company.  The Company may, from time to time and at any time, pay, or cause to be paid, to Mr. Buckland such bonus compensation, if any, as the Board may, in its sole and absolute discretion, determine to be appropriate.

Pursuant to the terms of his employment agreement, the Company is obligated to grant Mr. Buckland an option to purchase seventy-two million (72,000,000) shares of the Company’s stock on September 17, 2010.  The exercise price for this option is $.0.045 (the closing price of the stock on the date of grant).  Mr. Buckland’s options are subject to Company’s standard four-year vesting provisions:  twenty-five percent (25%) to vest after the first twelve (12) months of continuous service with the Company, with monthly ratable vesting thereafter for the remaining shares.

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

The Company entered into a change of control severance agreement with Mr. Smith on December 21, 2005 which was terminated in early 2011.

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

Robert Fugerer, Chief Technology Officer of the Company, served pursuant to an employment agreement dated December 2010, which provides for an annual salary of $150,000 plus benefits on the same terms as available to other employees.  The agreement also entitled Mr. Fugerer to certain severance benefits in the event his employment is terminated by the Company. In March of 2011, the Company and Mr. Fugerer mutually agreed to cancel Mr. Fugerer’s employment agreement. Mr. Fugerer remains employed by the Company as its Chief Technology Officer.

Matthew Veal, the Company’s Chief Financial Officer, served pursuant to an employment agreement dated May 2008, which was modified in August 2010. The agreement provided for an annual salary of $100,000 per year and stock options to purchase 488,060 shares of common stock at $0.62 per share. In August, 2010, Mr. Veal’s agreement was modified to include an option to purchase up to 1% of the Company’s common stock at $.10 per share in the event his employment is terminated by the Company. The Company and Mr. Veal have mutually agreed to cancel Mr. Veal’s employment agreement dated July 1, 2010. Mr. Veal remains employed by the Company as its Chief Financial Officer.

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

In August 2010, the Company entered into a three-year agreement with Kenneth Juster, a strategic business advisor.  Mr. Juster scrutinizes Company products and opportunities, and makes recommendations for realizing value and furthering efficiencies within the Company, particularly in the legal area.   Under the agreement, Mr. Juster received 1,000,000 shares of restricted stock of the Company and an option to purchase 3,000,000 shares at an exercise price of $0.042. The term of this option expires on August 5, 2015.

In March, 2010, Dr. Sivananthan terminated the agreement with the Company pursuant to which he had served as a scientific advisor to the Company.

 In June, 2008, the Company entered into an agreement with Kauffman Consulting, Inc. to serve as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company paid the consultant on an hourly basis. In addition, the Company granted to the consultant an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  A total of 1,000,000 and 1,000,000 options vested during the years ended December 31, 2010 and 2009, and the remaining shares vest on December 31, 2011. The Company terminated this agreement in October, 2010 and is currently negotiating a revised agreement with Kauffman Consulting. The options remain outstanding and are exercisable until June 6, 2013.

In 2008, Mr. Smith and Mr. Fugerer each agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock caused by an issuance of shares to EPIR employees. Mr. Fugerer canceled 4,495,000 shares of his common stock in 2009. Mr. Smith surrendered 3, 238,333 shares of his common stock in late 2010, and the Company agreed that no further shares need be surrendered by Mr. Smith to satisfy this commitment.

 On June 16, 2010, the Company entered into an agreement with Erich Hofer to which he agreed to serve as a director of the Company for a term of three (3) years.  In consideration of the services to be rendered by him as a director, the Company agreed to pay Mr. Hofer a fee of $2,000 per month and issue him 200,000 shares of common stock of the Company per year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Sunovia Common Stock of Principal Stockholders, Directors and Management

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 1, 2010 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Thomas A. Siegfried** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	44,000,000	4.22%

Robert A. Fugerer** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	50,395,408	4.83%

Erich Hofer** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	200,000	* %
Arthur Buckland** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	25,000,000	2.76%
Matthew Veal** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	3,291,167	* %
All Officers and Directors As a Group (5 persons)	Common Stock(3)(4)	122,886,575	13.58%

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

(2)	Based on 904,681,202 shares of common stock issued and outstanding as of April 11, 2011.

Mr. Fugerer, Chief Technology Officer, resigned from the Sunovia Board of Directors in early 2011.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2005, we acquired the patent rights from Sparx, Inc., a Florida corporation 100% owned by Carl Smith, our former CEO and Chairman and entered into a royalty agreement relating thereto. For the fiscal five months ended December 31, 2009, the Company accrued $50,000 under the royalty agreement. The royalty agreement was terminated by mutual consent of the parties in February 2011.

In February, 2008, the Company agreed to finance Novakor, Inc. an entity controlled by Carl Smith our former CEO and Chairman. Under this agreement, Dongguk performed such research and development services and assigned intellectual property created during the course of those services to Novakor who transferred all such rights to the Company in August, 2008. The Company paid $925,000 on behalf of Novakor to Dongguk in the first year. In August, 2009, all rights of this entity were transferred to the Company without remuneration of any kind to Mr. Smith.

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

Audit Fees
Our principal accountant, Kingery & Crouse, P.A.,  rendered invoices for audit fees for the five months ended December 31, 2010 of $28,986.05. Our former principal accountant, Bobbitt Pittenger & Co., rendered invoices to us during the fiscal periods indicated for the following fees and services:

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and Sunovia Energy Technologies, Inc. dated January 24, 2008 (5)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (5)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (2)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (6)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (6)

10.9	Form of Secured Convertible Debenture dated June 15, 2009 (7)

10.10	Form of Security Agreement dated June 15, 2009(7)

10.11	Form of Subsidiary Guarantee dated June 15, 2009 (7)

10.12	Form of Securities Purchase Agreement dated June 15, 2009(7)

10.13	Form of Promissory Note December, 2009 and January, 2010 (8)

10.14	Form of Promissory Note February, 2010 (8)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (9)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) fo the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(2)	Incorporated by reference to the Form 10QSB filed with the Securities Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009.

(7)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on March 22, 2010.

(9)	Incorporated by reference to the Current on Report Form 8-K filed with the Securities Exchange Commission on August 24, 2010.

(10)	Incorporated by reference to the Current on Report Form 8-K filed with the Securities Exchange Commission on August 27, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Date: April 19, 2010	By:	/s/ ART BUCKLAND
Art Buckland
Chief Executive Officer (Principal Executive Officer)

Date: April 19, 2010	By:	/s/ MATTHEW VEAL
Matthew Veal
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ART BUCKLAND	Chief Executive Officer (Principal Executive Officer)	April 19, 2010

/s/ MATTHEW VEAL	Chief Financial Officer (Principal Financial Officer and	April 19, 2010
Matthew Veal	Principal Accounting Officer) and Treasurer
April 19, 2010
/s/ THOMAS A. SIEGFRIED	Director
Thomas A. Siegfried
April 19, 2010

/s/ ERICH HOFER
Erich Hofer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. as of July 31, 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

 To The Board of Directors and Stockholders

Sunovia Energy Technologies, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sunovia Energy Technologies, Inc. as of December 31, 2010 and July 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the five months and the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. as of December 31, 2010 and July 31, 2010, and the results of its operations and its cash flows for the five months and the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced losses of $3,898,336 and $20,518,548 for the five months ended December 31, 2010, and the year ended July 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
April 15, 2011

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets
December 31, 2010, July 31, 2010 and 2009

	December 31, 2010	July 31, 2010	July 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$1,285,575	$1,058,872	$308,495
Accounts receivable, net	491,740	222,084	138,196
Accounts receivable, related party	-	20,110	-
Inventory	653,307	944,758	234,551
Prepaid expenses and other current assets	74,459	22,676	30,347
Total current assets	2,505,081	2,268,500	711,589

Property and equipment, at cost, net of
accumulated depreciation of $458,269, $354,869 and $140,697	209,264	304,676	160,462

Other assets:
Investment in EPIR	-	-	3,780,385
Patents and other assets	151,918	155,918	-
Note receivable - affiliate	-	-	53,988
	151,918	155,918	3,834,373

	$2,866,263	$2,729,094	$4,706,424

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,054,669	$1,453,223	$312,546
Non cash compensation payable	-	-	811,638
Common stock redemption	650,000	650,000	650,000
Current portion of notes payable	598,326	598,326	-
Convertible debenture derivative liability	-	1,200,000	683,358
Total current liabilities	2,302,995	3,901,549	2,457,542

Long term portion of notes payable	230,642	108,000	-

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
908,010,135, 706,940,353 and 533,493,450
shares issued and outstanding	908,010	706,940	533,493
Additional paid-in capital	79,140,290	73,829,943	57,014,179
Accumulated (deficit)	(79,681,199)	(75,782,863)	(55,264,315)
	367,101	(1,245,980)	2,283,357
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)	(34,475)
	332,626	(1,280,455)	2,248,882
	$2,866,263	$2,729,094	$4,706,424

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Five Months Ended December 31, 2010 and
For the Years Ended July 31, 2010 and 2009

	Five Months	Year	Year
	Ended	Ended	Ended
	December 31,	July 31,	July 31,
	2010	2010	2009

Sales	$1,067,903	$1,587,418	$996,080

Cost of sales	1,218,407	1,785,467	677,724

Gross profit (loss)	(150,504)	(198,049)	318,356

Operating expenses:
Research and development	-	7,145,723	6,294,626
Selling, general and administrative expenses	3,705,448	7,783,761	8,380,170
	3,705,448	14,929,484	14,674,796

Loss from operations	(3,855,952)	(15,127,533)	(14,356,440)

Other (Income) expense:
Derivative loss	-	1,663,539	183,358
Impairment of investment in EPIR	-	3,680,385	-
Interest expense (income), net	42,384	47,091	(68,437)
	42,384	5,391,015	114,921

Loss before income taxes	(3,898,336)	(20,518,548)	(14,471,361)
Income taxes	-	-	-
Net loss	$(3,898,336)	$(20,518,548)	$(14,471,361)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.03)	$(0.03)
Weighted average shares outstanding	882,023,545	666,469,427	534,760,575

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended July 31, 2009 and 2010 and the Five Months Ended December 31, 2010

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance July 31, 2008	524,543,964	$524,544	$48,020,767	$(40,792,954)	$-	$7,752,357
					-
Shares issued for services	1,139,212	1,139	452,221	-	-	453,360
Shares issued for cash	12,305,274	12,305	1,204,198	-	-	1,216,503
Stock options and warrants granted for services	-	-	7,332,498	-	-	7,332,498
Shares cancelled	(4,495,000)	(4,495)	4,495	-	-	-
Treasury stock received as income from EPIR	-	-	-	-	(34,475)	(34,475)
Net (loss) for the year	-	-	-	(14,471,361)	-	(14,471,361)
Balance July 31, 2009	533,493,450	533,493	57,014,179	(55,264,315)	(34,475)	2,248,882

Shares issued for services	9,202,693	9,203	781,214	-	-	790,417
Shares issued for cash	84,499,854	84,500	3,990,750	-	-	4,075,250
Stock options and warrants granted for services	-	-	2,763,485	-	-	2,763,485
Exercise of options for cash	1,097,582	1,098	(988)	-	-	110
Shares issued for debenture conversions	30,992,943	30,993	2,632,536	-	-	2,663,529
Shares issued to EPIR for research and development	49,600,498	49,600	5,826,430	-	-	5,876,030
Shares issued in satisfaction of accruals	1,053,333	1,053	819,337			820,390
Shares cancelled	(3,000,000)	(3,000)	3,000	-	-	-
Net (loss) for the year	-	-	-	(20,518,548)	-	(20,518,548)
Balance July 31, 2010	706,940,353	706,940	73,829,943	(75,782,863)	(34,475)	(1,280,455)

Shares issued for services	3,151,167	3,151	133,771	-	-	136,922
Stock options and warrants granted for services	-	-	1,432,209	-	-	1,432,209
Shares issued for cash	129,650,000	129,650	2,463,350	-	-	2,593,000
Shares issued in satisfaction of accruals	2,870,000	2,870	140,630	-	-	143,500
Exercise of options for cash	882,488	883	(796)	-	-	87
Shares issued for debenture conversions	64,516,127	64,516	1,141,183	-	-	1,205,699
Net (loss) for the year	-	-	-	(3,898,336)	-	(3,898,336)
Balance December 31, 2010	908,010,135	$908,010	$79,140,290	$(79,681,199)	$(34,475)	$332,626

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Statements of Cash Flows
For the Five Months Ended December 31, 2010 and
For the Years Ended July 31, 2010 and 2009

	Five Months	Year	Year
	Ended	Ended	Ended
	December 31,	July 31,	July 31,
	2010	2010	2009
Cash flows from operating activities:
Net loss	$(3,898,336)	$(20,518,548)	$(14,471,361)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	107,400	214,172	74,951
Impairment of investment in EPIR	-	3,680,385	-
Provision for bad debts	25,000	10,111	18,720
Loss on disposal of property and equipment	-	-	8,143
Inventory adjustments	-	-	410,839
Non cash stock charges	1,574,830	11,093,461	7,785,858
Change in fair value of derivative liability	-	16,642	183,358
Treasury stock received as income from EPIR	-	-	(34,475)
Changes in assets and liabilities:
Accounts receivable	(294,656)	(93,999)	(116,617)
Accounts receivable - related party	20,110	(20,110)	-
Inventory	291,451	(710,207)	(294,125)
Prepaid expenses and other current assets	(51,785)	7,673	(1,546)
Other assets	-	(1,930)	-
Accounts payable and accrued expenses	(255,052)	1,149,427	(229,855)
Non cash compensation payable	-	-	(691,736)
Total adjustments	1,417,298	15,345,625	7,113,515
Net cash (used in) operating activities	(2,481,038)	(5,172,923)	(7,357,846)

Cash flows from investing activities:
Acquisition of property and equipment	(7,988)	(358,386)	(32,941)
Net cash (used in) investing activities	(7,988)	(358,386)	(32,941)

Cash flows from financing activities:
Common Shares issued for cash	2,593,087	4,075,360	1,216,503
Proceeds from notes payable	122,642	706,326	-
Proceeds from convertible debentures	-	1,500,000	500,000
Net cash provided by financing activities	2,715,729	6,281,686	1,716,503

Increase (decrease) in cash and cash equivalents	226,703	750,377	(5,674,284)
Cash and cash equivalents, beginning	1,058,872	308,495	5,982,779
Cash and cash equivalents, ending	$1,285,575	$1,058,872	$308,495

Supplemental cash flow information:
Cash paid for interest	$42,421	$37,208	$-
Cash paid for income taxes	$-	$-	$-
Non cash investing and financing activities
Issuance of common shares in exchange for convertible debentures	$1,000,000	$1,000,000	$-
Issuance of common shares in satisfaction of accruals	$143,500	$820,390	$-

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, JULY 31, 2010 AND 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions by developing and implementing technology in three main areas:  light emitting diode (LED) lighting, solar energy and infrared.   Through its wholly-owned subsidiary, EvoLucia , Inc., the Company is developing and selling environmentally responsible, energy efficient lighting products that are based on the latest and most efficient light emitting diode (LED) technologies. The Company, through its wholly-owned subsidiary Sunovia Solar, Inc., has also developed technologies in the solar energy arena that improve the efficiency of solar energy production and delivery and have the potential for bringing solar power more quickly to grid parity.  The Company has also developed mercury cadmium telluride infrared cells that increase efficiencies in infrared technology and may provide opportunities for commercial applications of that technology.

In March, 2008, the Company launched a new subsidiary, EvoLucia, Inc. which is the solid state lighting division of the Company. EvoLucia designs, patents, and markets proprietary LED lighting fixtures through strategic partnerships and energy solution providers.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009 the Company has experienced losses of $3,898,336, $20,518,548 and $14,471,361, respectively. To date the Company has funded operations primarily through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company anticipates a need for significant funding from capital investment in order to support its operations and continuing as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Comparable Prior Period Information

Presented below is the unaudited comparable information for the corresponding prior period.

Five Months Ended December 31, 2009:

Revenue	$802,309
Gross Profit	$(87,074)
(Loss) From Continuing Operations	$(8,352,200)
Income Taxes	$-
Net (Loss)	$(8,352,200)
Net (Loss) Per Share	$(0.01)

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

Cash Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts principally with two financial institutions located in the United States.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At December 31, 2010, the Company had approximately $989,000 on deposit at a financial institution.

 Royalty Agreements

The Company entered into an agreement that required the payment of royalties to Sparx, Inc. , a company owned by the former Chief Executive Officer.  The agreement required the Company to expense royalties as product costs during the period in which the related revenues are recorded.  Included in accrued expenses at July 31, 2010 and 2009, is $124,860 and $51,741 in accrued royalty expense. During the five months ended December 31, 2010, the Company issued 2,870,000 shares of common stock in full satisfaction of $143,500 of these accrued royalties. The Royalty Agreement was mutually terminated as of January 1, 2011 (see Notes B, E and R).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable.

The allowance for uncollectible accounts totaled $53,831, $28,831 and $18,720 at December 31, 2010, July 31, 2010 and 2009, respectively.  Management has not charged interest on accounts receivable as of December 31, 2010.  At December 31, 2010, approximately 34% of net accounts receivable is due from one customer.

Furniture and Equipment

Furniture and equipment are recorded at cost.  Maintenance, repairs and other renewals are charged to expense when incurred.  Major additions are capitalized, while minor additions, which do not extend the useful life of an asset, are charged to operations when incurred.  When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.  Depreciation is calculated using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives, which range from three to seven years.  Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

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

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation.  Then on an ongoing basis, we use the weighted-average probability method outlined in ASC 360, Property, Plant, and Equipment, to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

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

Intangible Assets

Intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year or when events indicate impairment.  The Company had an intangible asset consisting of capitalized patent costs at December 31, 2010, July 31, 2010 and 2009 of $143,008, $147,008 and $47,008, respectively.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred. During the five months ended December 31, 2010, the Company recorded patent amortization of $4,000.

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

Revenue Recognition

The Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price; there is reasonable assurance of collection; the services or products have been provided and delivered to the customer; no additional performance is required; and title and risk of loss has passed to the customer.

Products may be placed on consignment to a limited number of resellers.  Revenue for these consignment transactions will also be recognized as noted above.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling of products is recorded as product revenue.  The related costs are recorded as cost of sales.

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as they are incurred. Advertising costs charged to expense for the five months ended December 31, 2010, the years ended July 31, 2010 and 2009 totaled $9,870, $50,000 and $19,090, respectively.

Share-Based Payments

ASC 718, Stock Compensation requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.
U

Income Taxes (Benefits)

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.   Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares is adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at December 31, 2010, July 31, 2010 and 2009 based on this methodology was 617,873,486, 545,805,974 and 544,405,974, respectively.

Inventory

Inventory consists of various electronic components used in the assembly of LED lights, power film and batteries.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method. Included in selling, general, and administrative expense during the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009 were inventory write-downs related to inventory obsolescence totaling $0, $0 and $410,839, respectively.

Comprehensive Income

We report comprehensive income in accordance with ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and notes payable are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Common stock redemption is carried at cost, which approximates their fair value, because it is anticipated that it will be redeemed at this specific amount. The carrying value of the Company’s long-term debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of July 31, 2010 and 2009, are all measured at fair value, using a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note P).  Significant assumptions used in this model as of July 31, 2010 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 100%, and risk-free rates of return of approximately 0.3%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a weighted average of the historical volatility of our stock price.

Reclassifications

Certain amounts as of and for the year ended July 31, 2010 and 2009, have been reclassified in the comparative financial statements to be comparable to the presentation as of and for the period ended December 31, 2010.  These reclassifications had no effect on net loss as previously reported.

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights from Sparx, Inc., a Florida corporation 100% owned by Carl. L. Smith III, the Company’s founder and then chief executive officer. As consideration for the assignment of the patent rights, the Company entered into a Royalty Agreement with Sparx, Inc., that provides for a a royalty payment of 4.9% of gross revenues from the patent rights assigned. In September 2010, the Company issued 2,870,000 shares in settlement of the obligation under the Royalty Agreement which was mutually terminated effective January 1, 2011 (see Note R). In addition, the Company granted to Sparx an option to acquire 500,000,000 shares of its common stock at an exercise price of $.10 per share. This option was subsequently modified to permit it to be assigned and in 2009, the option was assigned to Craca Properties, LLC, an entity controlled by Mr. Smith. This option was mutually terminated in February 2011 (see Note R).

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of December 31, 2010, July 31, 2010 and 2009 is as follows:

	December 31	July 31,
	2010	2010	2009
Deferred tax asset
Net operating loss carry forward	$29,872,000	$25,972,000	$20,726,000
Deferred tax asset	9,667,000	8,107,000	5,427,000
Valuation allowance	(9,667,000)	(8,107,000)	(5,427,000)
Net deferred tax asset	$-	$-	$-

 A reconciliation of provision (benefit) for income taxes to income taxes at statutory rate is as follows:

	For the Five Month Period	For the year	For the year
	ended	ended	ended
	December 31, 2010	July 31, 2010	July 31, 2009
Federal income tax (benefit)
at statutory rate	$(1,243,000)	$(1,780,000)	$(4,703,000)
State taxes (benefit)	(170,000)	(900,000)	(724,000)
Valuation allowance	1,413,000	2,680,000	5,427,000

Provision (benefit) for income taxes	$-	$-	$-

The Company has reserved the entire balance of the loss carryforward at December 31, 2010, as it is unable to project whether it will be able to utilize the carryforward. The principal difference between the loss for book purposes and the net operating loss carryforward results principally from stock compensation, derivative losses and research and development. The change in the valuation allowance was $1,413,000 during the period ended December 31, 2010.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2010. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2006.

NOTE D - FURNITURE AND EQUIPMENT, NET

At December 31, 2010, July 31, 2010 and 2009, furniture and equipment consisted of the following:

	December 31,	July 31
	2010	2010	2009
Computer equipment	$301,193	$326,975	$249,524
Tooling	253, 602	263,052	-
Furniture and fixtures	48,060	29,605	14,905
Leasehold improvements	64,678	39,913	36,730
	667,533	659,545	301,159
Less: accumulated depreciation	(458,269)	(354,869)	(140,697)

Furniture and equipment	$209,264	$304,676	$160,462

Total depreciation and amortization expense for the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009 was $103,400, $214,172 and $74,951, respectively.

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of Sunovia Energy Technologies, Inc. common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There are 6,500,000 shares of Sunovia Energy Technologies, Inc. common stock still to be issued which is evidenced by an accrued liability of $650,000 at December 31, 2010, July 31, 2010 and 2009.

The Company’s former President cancelled 4,495,000 shares during the year ended July 31, 2009.

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

During November 2009 the Company issued 24,092,473 shares of common stock to EPIR and its affiliates for cash aggregating $1,195,000. The shares had a fair value of $3,107,000 based on the trading price of the Company’s common stock. The Company recorded the difference between the fair value and the cash received of $1,912,000 as research and development. In addition, during November 2009 an affiliate of the Company returned 3,000,000 shares of common stock to the Company for cancellation.

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

On August 25, 2010, the Debentures issued on July 30, 2010, in the amount of $1,000,000 and the related derivative liability of $200,000 and accrued interest of $5,699, were settled by conversion into 64,516,127 shares of common stock.

During the five months ended December 31, 2010, the Company received proceeds of $2,593,000 and issued 129,650,000 shares of common stock pursuant to a private placement at $.02 per share. Of these shares, 25,000,000 were issued to an officer.

During the five months ended December 31, 2010, the Company issued 882,488 shares of common stock pursuant to the exercise of options for cash of $87.

During the five months ended December 31, 2010, the Company issued 2,870,000 shares of common stock as payment of a royalty fee of $143,500 to a former officer  (see Notes A, B and R).

During the five months ended December 31, 2010, the Company issued 3,151,167 shares of common stock for services with a fair value of $136,922 based on the trading value of the Company’s common stock which was charged to operations during the period.

Treasury Stock

On April 17, 2009, the Company received 313,410 shares of the Company’s common stock as income from EPIR. The fair value of this transaction totaled $34,475.

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of sixty six months and commenced on April 14, 2010.  The base rent over the term is approximately $497,346.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.

Rental expense for the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009 totaled $34,900, $51,518 and $59,681, respectively.

Future minimum rental payments are as follows:

Year ended December 31,
2011	$83,155
2012	83,514
2013	87,827
2014	92,499
2015	100,407
2016	8,367
$455,769

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

The Company entered into a research, development and supply agreement (“the Agreement”) with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development venture for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI materials.  The II-VI materials are uniquely combined to form the semiconductors that are used in solar PV technologies.  The Agreement also provides for the commercialization of advanced light detection technologies that form a foundation for accelerating advanced PV development that is aimed at reducing the overall cost of energy from a solar PV System.  The Company and EPIR were developing a solar PV encapsulate that eliminates the need for glass encapsulates that are prevalent in today’s market.

Consideration for the Agreement included exchanging 37,803,852 shares of the Company’s common stock for 20,220,000 after a 100 for 1 stock split (10% of the outstanding) shares of EPIR common stock.  The net profits resulting from the sale of any and all EPIR products, EPIR Independent Products, and related products of the Company, directly or indirectly, to any and all third parties will be split equally between EPIR and the Company.

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

In April, 2009, the Company and EPIR entered into an Amendment to the Agreements. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) required the Company to issue to EPIR warrants for the purchase of 25,000,000 shares of the Company’s stock at an exercise price of $0.10 per share (see Note O). The Amendment also permitted the Company to satisfy certain of its payment obligations through the issuances of restricted shares of the Company’s common stock.

Immediately upon the date which EPIR received the accelerated payment, the Company, in its sole discretion, was obligated to, without limitation and subject to the applicability of all of the foregoing provisions of the Agreement, satisfy any or all of the August 1, 2009, October 1, 2009, December 1, 2009 and March 1, 2010 payments either by (1) payment in cash or (2) the issuance of such number of restricted shares of common stock of the Company equal to the quotient of One Million Dollars ($1,000,000) divided by the Conversion Price (as defined below).  For purposes of the EPIR Amendment, the “Conversion Price” shall be an amount equal to the seventy-five percent (75%) of the average closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board for the twenty (20) trading days prior to the date a scheduled payment is due under the EPIR Agreement.

Payments as shown on the following schedule through March 1, 2010 were made by the Company either in cash or common stock.

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
$23,700,000

On June 30, 2008, The Company issued 8,990,000 shares, valued at $10,338,500 or $1.15 per share to employees of EPIR Technologies, Inc. for research. The Company’s Chief Executive Officer and President agreed to cancel 4,495,000 shares each of their outstanding common stock to offset the dilution to the Company’s common stock shares. The Company’s President at the time cancelled 4,495,000 shares during the year ended July 31, 2009 (see Note E).

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

As of March 31, 2010, the Company had made all scheduled payments pursuant to the terms and conditions of the Agreement in the aggregate amount of $11,700,000 in cash and common stock (see Note E).

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

Assets of the Solar segment consist of capitalized patent costs. Assets of the Lighting Product segment consist of cash, receivables, inventory and property and equipment. All other assets including prepaid expenses, deposits, and fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment
For the five months ended December 31, 2010

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$1,067,903	$-

Operating loss	$-	$2,976,531	$879,421

Interest and dividends	$-	$-	$42,384

Impairment loss	$-	$-	$-

Convertible debenture derivative loss	$-	$-	$-

Depreciation and amortization	$-	$107,400	$-

Assets	$100,000	$1,652,137	$1,114,126

Capital Expenditures	$-	$7,988	$-

Of the reported sales approximately $1,062,903 were made domestically and approximately $5,000 were made internationally.

Consolidated Operations by Business Segment
For the year ended July 31, 2010

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$1,587,418	$-

Operating loss	$7,145,723	$3,484,519	$4,497,291

Interest and dividends	$-	$-	$47,091

Impairment loss	$3,680,385	$-	$-

Convertible debenture derivative loss	$-	$-	$1,663,539

Depreciation and amortization	$-	$-	$214,172

Assets	$-	$1,826,183	$802,911

Capital Expenditures	$-	$358,386	$-

Of the reported sales approximately $1,434,000 were made domestically and approximately $153,000 were made internationally.

Consolidated Operations by Business Segment
For the year ended July 31, 2009

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$996,080	$-

Operating loss	$(6,029,171)	$(7,814,448)	$(512,821)

Interest and dividends	$-	$-	$68,437

Convertible debenture derivative loss	$-	$-	$(183,358)

Depreciation and amortization	$-	$-	$(74,951)

Assets	$3,780,385	$533,209	$392,830

NOTE I - RETIREMENT PLAN

The Company sponsors a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement expense for the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009 was approximately $17,881, $68,283 and $23,000, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

EPIR Litigation
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

Count VII of the Counterclaim is a claim against Dr. Sivananthan and Sivananthan Labs for constructive trust, alleging each of them are in possession of shares of Company stock which were acquired by EPIR through its fraudulent acts, breaches of fiduciary duty, and other coercive and wrongful acts directed at the Company, and such shares should be held in a constructive trust.

Count VIII of the Counterclaim is a claim against EPIR for declaratory judgment, and alleges that a controversy exists between the parties regarding whether the Company has an exclusive right to purchase any products from EPIR for resale, whether EPIR has breached the RDS Agreement, whether further scheduled payments by the Company are due to EPIR given its breach until EPIR resumes performance, and whether EPIR has validly terminated the RDS Agreement.

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
Punitive damages; and
The Company's reasonable attorneys' fees and costs

On October 12, 2010, EPIR and Dr. Sivananthan jointly filed an Answer and Affirmative Defenses to the Company's Counterclaim, and filed a Motion to Dismiss Counts IV and V of the Counterclaim. The Answer denies the Company's material allegations and asserts various affirmative defenses. The Motion to Dismiss alleges that the Company fails to state a claim for fraud against EPIR and Dr. Sivananthan. The Company filed its response on November 9, 2010, and EPIR and Dr. Sivananthan filed a reply on November 16, 2010. The Court has not yet ruled on the motion to dismiss.

On October 22, 2010, Sivananthan Labs filed a Motion to Dismiss Counts VI, VII and X of the Counterclaim, alleging the Company fails to state a claim for tortious interference with a business relationship, constructive trust and violation of the Illinois Business Corporations Act. The Company filed its response on November 16, 2010 and Sivananthan filed its reply on December 2, 2010. The Court has not yet ruled on the motion to dismiss.

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

As discussed above the Company was unable this year to obtain financial and other data needed to evaluate its investment in EPIR Technologies, Inc. in prior years, EPIR provided timely copies of its financial audits and other information in accordance with our agreement with EPIR. However, since we are unable to obtain the information and also face the uncertainties associated with a lawsuit, management believes that a write-down of its investment in EPIR was appropriate.

Other Litigation

In addition, the Company is defending a lawsuit brought by a supplier of a component part of its LED lighting fixtures. The suit alleges that the Company owes a re-stocking fee in excess of $100,000 for the return of certain parts. The Company believes it has substantial defenses to this suit and intends to vigorously defend it. The lawsuit is in the early stages of pleadings, and the outcome is uncertain. No significant legal fees have been incurred in this case to date.

NOTE K - RELATED PARTY TRANSACTIONS

Transactions with related parties during the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009 include the royalty and option agreements discussed in notes B and R, the equity issuances discussed in Note E, the consulting agreements discussed in Note M, the debt and note agreements discussed in Note P and the stock options discussed in Note O.

NOTE L - RISKS AND UNCERTAINTIES

Operating results may be affected by a number of factors.  The Company depends upon a number of major inventory and intellectual property suppliers.  Presently, the Company does not have formal arrangements with any supplier.  In the future, if the Company is unable to obtain satisfactory supplier relationships, or a critical supplier had operational problems, or ceased making material available, operations could be adversely affected.

Concentrations

During the five months ended December 31, 2010, the Company made sales aggregating $548,018 to two customers, which sales individually represented in excess of 10% of the Company’s net revenues. At December 31, 2010, approximately 34% of net accounts receivable is due from one customer.

During the year ended July 31, 2010, the Company made sales aggregating $1,004,916 to four customers, which sales individually represented in excess of 10% of the Company’s net revenues. At July 31, 2010, approximately 48% of net accounts receivable was due from one customer.

 NOTE M - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment and consulting contracts with its executives and consultants, described more fully below:

 During the fiscal year ended July 31, 2010, Carl L. Smith, III served as Chief Executive Officer (through September 7, 2010) pursuant to an employment agreement dated November, 2009 . Under this Agreement, Mr. Smith was entitled to compensation 2,000,000 shares of restricted common stock of the Company per year. Mr. Smith resigned as Chief Executive Officer on September 7, 2010, upon the hiring of Mr. Buckland (See below).

The Company entered into a change of control severance agreement with Mr. Smith on December 21, 2005.  Under this agreement, if there is a change of control of the Company, as defined within the agreement, and Mr. Smith’s employment is terminated without cause (or if he terminates his employment for good reason, as defined in the agreement) within 2 years after the change of control, he will be entitled to receive a severance payment equal to the one year’s salary and bonus and continued health benefits. If Mr. Smith is required to relocate, he is also entitled to relocation expenses up to a maximum of $50,000. Such payments are to be made within five business days after the termination of employment. Also, if any person, entity, or group acquires beneficial ownership of 20% or more of the Company, this agreement entitles Mr. Smith to a grant of shares of common stock sufficient to give him a voting majority of shares needed for any stockholder meeting, provided those shares are available for issuance. This agreement was mutually terminated in February 2011 (see Note R).

During fiscal year 2010, Craig Hall, a business advisor and co-founder of the Company, served as a consultant to the Company pursuant to  an agreement with the Company dated November, 2009. Under that agreement, Mr. Hall was entitled to compensation of 2,000,000 shares of restricted common stock of the Company.  In December, 2010, Mr. Hall became National Account Manager for the Company, and his prior consulting agreement was terminated.

Robert Fugerer, Chief Technology Officer of the Company, served pursuant to an employment agreement dated July 2010, which provides for an annual salary of $150,000 plus benefits on the same terms as available to other employees.  The agreement also provides that Mr. Fugerer is entitled to certain severance benefits in the event his employment is terminated by the Company. This agreement was mutually terminated in February 2011 (see Note R).

Matthew Veal, the Company’s Chief Financial Officer, served pursuant to an employment agreement dated  May 2008, which was modified in August 2010. Mr. Veal is entitled to an annual salary of $100,000 per year and has been granted stock options to purchase 488,060 shares of common stock at $0.62 per share. In August, 2010, Mr. Veal’s agreement was modified to include an option to purchase up to 1% of the Company’s common stock at $.10 per share in the event his employment is terminated by the Company. The agreement was mutually terminated in February 2011 (see Note R).

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

In August 2010, the Company entered into a three-year agreement with Kenneth Juster, a strategic business advisor.  Mr. Juster scrutinizes Company products and opportunities, and makes recommendations for realizing value and furthering efficiencies within the Company, particularly in the legal area.   Under the agreement, Mr. Juster received 1,000,000 shares of restricted stock of the Company and an option to purchase 3,000,000 shares at an exercise price of $0.042. The term of this option expires on August 5, 2015.

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

 In June, 2008, the Company entered into an agreement with Kauffman Consulting, Inc. Kauffman served as the Company’s principal engineering consultant for strategic product development and marketing support efforts. In consideration for services rendered, the Company paid Kauffman on an hourly basis. In addition, the Company provides an option to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The options vest according to a schedule over a period of three years.  During the years ended July 31, 2009 and 2010, options to acquire an aggregate of 2,000,000 shares (1,000,000 in each of the two years) vested. The Company terminated this agreement in October, 2010 and is currently negotiating a revised agreement.

 On June 30, 2008, the Company issued 8,990,000 shares to employees of EPIR Technologies Inc. as compensation. Mr. Smith and Mr. Fugerer each agreed to cancel 4,495,000 shares of their common stock each to offset the dilution to the Company’s common stock caused by this issuance. Mr. Fugerer canceled 4,495,000 shares of his common stock in 2009. With the Company’s consent, Mr. Smith canceled 3,328,333 shares in satisfaction of this agreement in February 2011.

On June 16, 2010, the Company entered into an  agreement with Erich Hofer in which he agreed to serve as a director of the company for a term of three (3) years.  In consideration of the services to be rendered by him as a director, the Company agreed to pay him a fee of $2,000 per month and issue him 200,000 shares of common stock of the Company per year.

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

In addition, Mr. Buckland will be eligible to earn (A) an annual target bonus of up to fifty percent (50%) of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses, and (B) a stock bonus up to an additional two percent (2%) of the Company’s fully-diluted issued and outstanding.  The calculation of the number of shares issued and outstanding will be based on the actual outstanding shares on a fully diluted basis and will not include the option held by Craca LLC.  Bonus plan objectives shall be determined by the Board and Mr. Buckland by December 7, 2010 and then established annually thereafter.  Any bonus for fiscal 2010 will be prorated for the partial year.  The Company reserves the right to recognize and reward special contributions Mr. Buckland may make to the Company.  The Company may, from time to time and at any time, pay, or cause to be paid, to Mr. Buckland such bonus compensation, if any, as the Board may, in its sole and absolute discretion, determine to be appropriate.

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

NOTE N - STOCK COMPENSATION

The Company has recorded expenses, paid or accrued in common stock or common stock options, of $1,569,131, $11,093,461 and $7,785,858 for the five months ended December 31, 2010, and the years ended July 31, 2010 and 2009, respectively. For the year ended July 31, 2009, consulting expenses paid or accrued for payment in common stock or common stock options, totaled $7,785,858.

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

The Plan is administered by the board of directors. The plan did not have any individual caps other than the limitation of granting incentive stock options to employees, the exercise of more than $100,000 per year in fair market value of stock per year. The plan permits the grant of restricted stock and nonstatutory options to participants where appropriate. The maximum number of shares issuable under the Plan is 30,000,000. The Plan shall terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plan, and also amend, suspend, or extend the Plan itself.

On October 1, 2008, the then Chief Executive Officer effectively cancelled 500,000 of his 500,000,000 outstanding options. The equivalent options, exercisable at $.10, were then issued to a consultant under an agreement dated October 1, 2008 (see Note M). The consulting expense related to these options totaled $275,000 The Company also granted an option for an additional 200,000 shares of common stock to the consultant on October 1, 2008, exercisable at $.4875. The consulting expense related to these options totaled $116,020.

On October 28, 2008, the then Chief Executive Officer agreed to effectively cancel options covering 3,000,000 shares (see Note M). The equivalent options, exercisable at $.10, were issued to the strategic business advisor under the revised agreement. 1,000,000 shares vested retroactively as of the original date of the contract of July 2007. 1,000,000 shares vested on July 16, 2009 with the remainder vesting on July 16, 2010. The consulting expense related to these options totaled $1,500,000.

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

From February through April, 2010 the Company granted options to purchase 5,650,000 common shares at an exercise price of $.0001 per share to several employees. The term of these options is five years. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 3.0%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations. The fair value of the options aggregated $531,566 of which $124,785 was charged to operations during the year ended July 31, 2010.

During the year ended July 31, 2010, an aggregate of $2,638,700 was charged to operations related to options granted during prior years.

At July 31, 2010, there was an aggregate of $1,541,700 of unrecognized charges related to stock options which vest in future periods.

From August through December 2010 the Company granted options to purchase 72,000,000 common shares at an exercise price of $.045 per share for a period of five years to an officer and options to purchase 3,000,000 common shares at an exercise price of $.045 per share for a period of five years to a consultant. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 3.0%, expected volatility of 130% and expected life of 5 years.  No dividends were assumed in the calculations. The fair value of the options aggregated $3,241,291 of which $430,192 was charged to operations during the five months ended December 31, 2010.

 During the five months ended December 31, 2010, an aggregate of $1,002,017 was charged to operations related to options granted during prior years.

At December 31, 2010, there was an aggregate of $3,468,483 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options is as follows:

		December 31, 2010
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	545,805,974	$0.104
Options granted	75,000,000	0.044
Options cancelled/exercised	(2,932,488)	0.001
Outstanding at December 31, 2010	617,873,486	$0.097	$0.00	8.5 years
Exercisable at December 31, 2010	545,833,486	$0.104	$0.00	9.0 years

		July 31, 2010
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	544,405,974	$0.104
Options granted	5,650,000	0.001
Options cancelled/exercised	(4,250,000)	0.001
Outstanding at July 31, 2010	545,805,974	$0.104	$0.00	9.6 years
Exercisable at July 31, 2010	543,005,924	$0.104	$0.00	9.6 years

		July 31, 2009
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	507,980,600	$0.105
Options granted	39,925,374	0.092
Options cancelled	(3,500,000)	0.100
Outstanding at July 31, 2009	544,405,974	$0.104	$277,250	10.6 years
Exercisable at July 31, 2009	539,739,174	$0.104	$277,250	10.6 years

The unvested options vest as follows:

2011 – 2,440,300; 2012 – 325,374; 2013 – 3,200,000; 2014 and beyond – 66,074,326

Aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on December 31, 2010 and July 31, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2010 and July 31, 2010. This amount will fluctuate based on the fair market value of the Company’s stock.

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

On August 25, 2010, the Debentures, including the related derivative liability and accrued interest, were settled by conversion into 64,516,127 shares of common stock (see Note E).

Notes Payable

From December 2009 through July 2010 the Company borrowed an aggregate of $706,326 from certain shareholders. In addition, from August 2010 through December 2010 the Company borrowed $122,642 from a shareholder. The borrowings are evidenced by notes which bear interest at 10% per annum and are due between 12 months and 24 months from the date of issuance.

The balance is due as follows: Year ended December 31, 2011: $598,326 – Year ended December 31, 2012: $230,642

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

 NOTE R – SUBSEQUENT EVENTS

Common stock

On December 31, 2010, the Company had an aggregate of  908,010,135 common shares outstanding. In addition, the Company had 617,873,486 stock options outstanding. The total of the outstanding shares and the outstanding options exceeded the Company’s authorized capital of 1,500,000,000 common shares. During February 2011 a shareholder of the Company mutually terminated 500,000,000 options which were awarded in 2005.

During February 2011 a former officer of the Company returned 3,328,333 shares of common stock to the Company for no consideration. These shares were cancelled.

Royalty agreement

Effective January 1, 2011, the royalty agreement between Sparx, Inc. and the Company was cancelled (See Notes 1 and 2).

Employment Agreements

During February 2011 the Company’s Chairman of the Board of Directors, Carl Smith, resigned and his employment agreement was terminated. Additionally, the Company, by mutual agreement, cancelled the contracts of its President and Chief Financial Officer, although both remain employed by the Company.