Form 10-Q
period 2011-03-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2011-05-16
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2011 was 906,411,994.

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2011 and the three months ended April 30, 2010 are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$421,341	$1,285,575
Accounts receivable, net	419,744	491,740
Inventory	691,065	653,307
Prepaid expenses	35,628	74,459
Total current assets	1,567,778	2,505,081

Property and equipment, at cost, net of
accumulated depreciation of $510,437 and $458,269	158,031	209,264

Other assets:
Patents and other assets, net	146,918	151,918

	$1,872,727	$2,866,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$931,092	$1,054,669
Common stock redemption	650,000	650,000
Notes payable	650,343	598,326
Total current liabilities	2,231,435	2,302,995

Long term portion of notes payable	122,642	230,642

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
904,681,802 and 908,010,135 shares issued and outstanding	904,682	908,010
Additional paid-in capital	79,728,618	79,140,290
Accumulated (deficit)	(81,080,175)	(79,681,199)
	(446,875)	367,101
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(481,350)	332,626
	$1,872,727	$2,866,263

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and April 30, 2010
(Unaudited)

	2011	2010

Sales	$752,833	$495,614

Cost of sales and services	607,066	427,552
Gross profit (loss)	145,767	68,062

General and administrative -
Research and development	-	1,032,156
Selling, general and administrative expenses	1,515,685	2,353,631
	1,515,685	3,385,787

Loss from operations	(1,369,918)	(3,317,725)

Other Income (expense):
Interest expense (income), net	29,058	(1,289)
	29,058	(1,289)

Loss before income taxes	(1,398,976)	(3,316,436)
Income taxes	-	-
Net loss	$(1,398,976)	$(3,316,436)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	905,803,306	690,358,645

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and April 30, 2010
(Unaudited)
	2011	2010
Cash flows from operating activities:
Net cash (used in) operating activities	$(807,316)	$(1,776,045)

Cash flows from investing activities:
Acquisition of property and equipment	(935)	(11,535)
Net cash (used in) investing activities	(935)	(11,535)

Cash flows from financing activities:
Common Shares issued for cash	-	89,312
Proceeds (repayments) from (of) notes payable	(55,983)	216,326
Short swing profits	-	17,748
Net cash provided by financing activities	(55,983)	323,386

Increase (decrease) in cash and cash equivalents	(864,234)	(1,464,194)
Cash and cash equivalents, beginning	1,285,575	2,685,051
Cash and cash equivalents, ending	$421,341	$1,220,857

Supplemental cash flow information:
Cash paid for interest	$29,059	$18,188
Cash paid for income taxes	$-	$-

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions by developing and implementing technology in three main areas:  light emitting diode (LED) lighting, solar energy and infrared.   Through its wholly-owned subsidiary, EvoLucia, Inc., the Company is developing and selling environmentally responsible, energy efficient lighting products that are based on the latest and most efficient LED technologies. Launched in 2008, EvoLucia is the solid state lighting division of the Company, which designs, patents, and markets proprietary LED lighting fixtures through strategic partnerships and energy solution providers.

The Company has developed technologies in solar energy that improve the efficiency of solar energy production and delivery.  The Company has also developed mercury cadmium telluride infrared cells that increase efficiencies in infrared technology.

Basis of presentation

The accompanying unaudited condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2011 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 and the transition period ended December 31, 2010, filed with the Securities and Exchange Commission.

The Company changed its year end from July 31 to December 31 effective December 31, 2010. The financial statements presented herein include the statements of operations and cash flows for the three months ended March 31, 2011, and the three months ended April 30, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the fiscal quarter ended March 31, 2011, the Company has experienced a loss of $1,398,976 and has working capital and stockholders’ deficits of $663,657 and $481,350, respectively, at March 31, 2011. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company needs significant funding from capital investment in the short term in order to support its operations and continue as a going concern. The ability of the Company to continue its operations as a going concern depends on raising sufficient new capital to fund its business and development activities for a sufficient period of time to implement strategies designed to result in profitable operations.

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

Inventory

Inventory consists principally of electronic components used in the assembly of LED lights. Inventory is stated at the lower of cost or market on a first in first out basis.

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of share equivalents not included in the calculation at March 31, 2011 based on this methodology was 117,873,486.

Reclassifications

Certain amounts for the period ended April 30, 2010, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended March 31, 2011.  These reclassifications had no effect on net loss as previously reported.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During February 2011 a former officer cancelled 3,328,333 shares of common stock which were returned to the Company. In addition, a company controlled by this former officer cancelled a stock option covering 500,000,000 shares of common stock of the Company. The Company paid no compensation in connection with these transactions.

On March 31, 2011, the Company had an aggregate of 904,681,802 common shares outstanding. In addition, the Company had issued options to acquire an aggregate of 117,873,486 shares of common stock which were outstanding as of that date.

NOTE C – SEGMENT INFORMATION

The Company is organized into operating segments based on historical product groupings. These operating segments have been aggregated into two reportable business segments: Lighting Product and Solar. The reportable segments were determined in accordance with the way that management of the Company historically developed and executed the Company’s operations.

For purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a non operating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs.

Assets of the Lighting Product segment consist principally of cash, accounts receivable, inventory, property and equipment and prepaid expenses. Assets of the Solar segment consist principally of capitalized patent costs. All other assets including cash, prepaid expenses, deposits, and fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment
For the Three Months ended March 31, 2011

	Solar	Lighting Product	Corporate and Other

Net sales	$-	$752,833	$-

Operating loss	$-	$(724,497)	$(645,421)

Interest and dividends	$-	$-	$29,058

Depreciation and amortization	$-	$5,000	$53,088

Assets	$100,000	$1,505,311	$267,416

Capital Expenditures	$-	$935	$-

Consolidated Operations by Business Segment
For the three months ended April 30, 2010

	Solar		Lighting Product	Corporate and Other

Net sales	$-		$495,614	$-

Operating loss	$(1,033,156)		$(2,153,006)	$(131,563)

Interest and dividends	$-		$-	$1,289

Capital Expenditures		$-	$11,535		$-

Depreciation and amortization	$-		$-	$27,789

Assets	$3,780,385		$1,170,226	$1,307,077

Of the reported sales in 2011 and 2010 $707,689 and $491,131 were made domestically and $45,144 and $4,483 were made internationally.

NOTE D – COMMITMENTS, CONCENTRATIONS AND CONTINGENCIES

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

On May 12, 2011, the Company, EPIR Technologies, Inc. ("EPIR"), Sivananthan Laboratories, Inc. ("Labs") and Sivalingam Sivananthan entered into a settlement agreement settling this litigation between all of the parties. The significant terms of the settlement are:

a.	The Company shall transfer, for no further consideration, all shares of EPIR common stock held by it (such number of shares being at least 20,220,000 shares) back to EPIR;

b.	The Company shall transfer, for no further consideration, all shares of Labs common stock held by it (such number of shares being at least 20,220 shares) back to EPIR;

c.	EPIR shall transfer, for no further consideration, all shares of common stock of the Company held by it (such number of shares being at least 69,105,829 shares) back to the Company;

d.	EPIR shall deliver to the Company the original warrant for the purchase of 25,000,000 shares of the Company's common stock, for no further consideration, which warrant shall be cancelled;

e.	The Company shall permit the transfer of its shares of common stock held by certain of EPIR's or Lab's employees, subject to certain volume and other limitations;

f.	The Company and EPIR will share equally in the proceeds of a sale or license of the jointly developed solar patent;

g.	Certain agreements among the Company, EPIR and Labs are terminated, to the extent they are still in effect; and

h.	The parties will file a joint stipulation with the court requesting the case be dismissed with prejudice.

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

Concentrations

During the three months ended March 31, 2011 and April 30, 2010, the Company sold LED lighting products aggregating $349,381 to 2 customers and $162,845 to 2 customers, which sales individually represented in excess of 10% of the Company’s net revenues. At March 31, 2011, approximately 42% of net accounts receivable is due from 2 customers.

NOTE E – STOCK OPTIONS

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

The Plan is administered by the board of directors. The plan did not have any individual caps other than the limitation of granting incentive stock options to employees, the exercise of more than $100,000 in fair market value of stock per year. The plan permits the grant of restricted stock and nonstatutory options to participants where appropriate. The maximum number of shares issuable under the Plan is 125,000,000. The Plan shall terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plan, and also amend, suspend, or extend the Plan itself. In addition, options may be issued outside of the plan by the Company.

During the three months ended March 31, 2011, an aggregate of $585,000 was charged to operations related to options granted during prior years.

At March 31, 2011, there was an aggregate of $2,883,483 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

		Outstanding
		Weighted-Average	Aggregate	Weighted-Average Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	617,873,486	$0.097
Options granted	-	0.000
Options cancelled/exercised	(500,000,000)	0.010
Outstanding at March 31, 2011	117,873,486	$0.084	$148,305	9.3 years
Exercisable at March 31, 2011	44,557,086	$0.084	$148,305	9.3 years

The unvested options vest as follows:

2011 – 25,436,400; 2012 – 18,000,000; 2013 – 18,000,000; 2014 and beyond – 11,880,000

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s stock.

NOTE G – SUBSEQUENT EVENTS

During April 2011 the Company issued an aggregate of 1,605,192 shares of common stock with a fair value of $43,900 to employees. An additional 125,000 shares were issued upon exercise of a stock option in May 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended March 31, 2011; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

The Company changed its year end from July 31 to December 31 effective December 31, 2010. The financial statements presented herein include the statements of operations and cash flows for the three months ended March 31, 2011, and the three months ended April 30, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended July 31, 2010, and the transition report on Form 10-K filed for the period ended December 31, 2010 The Company is focusing solely on building its LED lighting business at this time, while attempting to preserve the value of its shared solar technology for possible commercialization in the future.

LED Lighting

Our lighting fixtures continue to show improvements in cost and efficiency (lumens per watt) driven in part by rapid industry expansion and improvements in the core components (optics, LEDs and LED drivers) that comprise our patent pending Aimed Optics ™ platform. In addition, we are working to standardize our product designs and component selections in common, reusable sub-assemblies. This will better leverage volume purchasing and facilitate forward pricing from our vendors, which will improve our ability to competitively quote sales opportunities and continue to reduce the cost of our core components across all product lines.

In addition to superior efficiency, our products are beating the competition in the performance metric of Fitted Target Efficacy (FTE) which is a standard the U.S. Department of Energy (DOE) has proposed for ENERGY STAR™ to evaluate how effectively a luminaire delivers light to the target area that it was designed to illuminate. Our patent pending Aimed Optics™ technology consistently outperforms our competitors, as recognized by our receipt of the 2010 Next Generation Luminaries™ Solid State Lighting Design Award for our outdoor street and area cobra-head product, which was selected by judging representatives from the lighting industry, International Association of Lighting Designers, the Illuminating Engineering Society and the Department of Energy from more than 350 applicants to be recommended to lighting specifiers.

EvoLucia’s Aimed Optics™ technology consistently outperforms “light bar” technology on FTE tests, as shown in the chart below:

Company	Roadway Type	FTE Required*	Actual FTE
AEL	Type II	37	29
Beta LED	Type II	37	40
General Electric	Type II	37	42
EvoLucia	Type II	37	56

*DOE evaluated hundreds of High Intensity Discharge (HID) fixtures to establish ENERGY STAR™ minimum FTE requirements. Minimum FTEs for LED luminaries were established to achieve at least 20% energy savings compared to top performing HID products.

The Company continues to develop relationships with sales reps in the U.S. and abroad and with OEMs to support sales of its products. We also periodically review our existing relationships with sales reps and terminate those that are not productive.

We have had a limited operating history, particularly in the LED lighting business, that can serve as the basis to evaluate our business and prospects. There are many factors that could have a material adverse effect on our business and operating results, particularly our ability to raise capital in the near term. You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You also should consider the risks and difficulties frequently encountered by early-stage companies, in new and rapidly evolving markets, such as the outdoor LED lighting market.

Solar

A series of shifts in the solar industry and market as whole, including dramatic reductions in the cost of competing technologies and an increase in supply, along with the Company’s dispute with EPIR, have made the solar industry less attractive and pushed any return on that investment further into the future. Consequently, the Company is focusing exclusively on the LED lighting business for generating revenues. Under the terms of its settlement with EPIR, the Company and EPIR will share equally in the proceeds of a sale or license of the solar patent they jointly developed. This arrangement preserves the Company’s right to those revenues from the solar assets if they can be successfully commercialized in the future. See Part II, Item 2, “Legal Proceedings.”

Results of Operations

Results of Operations for the Quarter ended March 31, 2011

The  following  table  sets  forth  the  percentage  relationship to total revenues of principal  items contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the quarters ended March 31, 2011 and April 30, 2010.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	2011	2010
	Amount	Amount
Sales	$752,833	$495,614
Cost of Sales	$607,066	$427,557
Gross Profit	$145,767	$68,062
Selling, General & Administrative Expenses	$1,515,685	$2,353,631
Research and Development Expenses	$-0-	$(1,032,156)

Operating Loss	$(1,369,918)	$(3,317,725)
Interest Income (Expense)	$(29,056)	$1,289
Net Loss	$(1,398,976)	$(3,316,436)

Overview

In fiscal year 2010, the Company faced obstacles to developing its solar and infrared technologies, arising from cash flow constraints, changes in the solar market that lengthened the time horizon in which that technology will become economically viable and shifts in our alliances with strategic research partners. The Company is uncertain whether these technologies could yield valuable opportunities in the future; in addition, the Company does not have sufficient resources to pursue them aggressively in the near-term. Current market conditions in the solar market particularly indicate that even aggressive pursuit of the technology would not yield profitable operations in that segment for a number of years to come, if at all. By contrast, the LED lighting market presents an immediate opportunity for revenue growth and ultimate profitability. The Company has shifted its focus over the course of fiscal year 2010 to the LED lighting market, particularly outdoor roadway and area lighting, and anticipates continuing that focus for the foreseeable future.

For the three months ended March 31, 2011, the Company had a net loss of $1,398,976, as compared to a net loss of $3,316,436 for the three months ended April 30, 2010, or a decrease of $1,917,459 (57.8%). The decrease resulted from the elimination of research expense with EPIR Technologies, Inc. for the period ended March 31, 2011 compared to the three month period ending April 30, 2010, and decreases in general and administrative expenses related to equity compensation. See “Other Income and Expenses”, below. The net loss from operations for the three months ended March 31, 2011 was $1,369,918 as compared to a net loss from operations in the three months ended April 30, 2010 of $3,317,725, or a decrease of 58.7%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

Revenues

Revenues for the three months ended March 31, 2011 were $752,833, as compared to $495,614 for the three-month period ending April 30, 2010, which represented an increase of $257,219 or approximately 51.9%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

A number of initiatives were begun in 2010 or continued from the prior year that contributed to the increases in sales for the year, in particular:

1. The Company developed relationships with energy service contractors, an emerging business model of companies that sell expertise in energy savings over a life cycle. The Company’s LED lighting fixtures are designed to provide energy savings over a life cycle, making this an attractive area for future growth. During the three months ended March 31, 2011, the Company generated approximately $223,660 or 29.7% in sales from these relationships. This sector contributed approximately $57,825 or 11.7% to revenues for the three months ended April 30, 2010.

2. The Company actively bids on lighting projects for municipalities, a significant market segment for our LED lighting products. For the three months ended March 31, 2011, projects for municipalities resulted in sales of $115,800, which represented 15.4% of total sales for the period, as compared to $81,252 (16.4%) the three months ended April 30, 2010.

3. In the three-month period ending April 30, 2010, the Company completed its sale of Cobra Head lights to Camp Lejeune, a military base in North Carolina. Revenue from the sale was $106,020 or approximately 21.4% of total sales revenue for the three-month period ended April 30, 2010. The Company sold this project at a discounted price and determined to take a loss leader on this project in order to demonstrate the product with a view toward generating additional business from this particular base and from other military installations. The Company sought to build from this advantage and engaged a retired military officer to assist in its marketing efforts in the area but the Company had no sales to the military channel for the three months ended March 31, 2011.

Gross Profit

The Company had a gross profit of 19.4% for the three months ended March 31, 2011, as compared to a gross profit of 13.7% for the three months ended April 30, 2010.  The slight increase in gross profit is attributable primarily to reductions in the cost of components and sales of LED products to markets that are not driven entirely by low cost, allowing the Company to sell its products at higher prices than in other market segments.

Expenses

Overall expenses decreased from $3,385,787 for the three months ended April 30, 2010 compared to $1,515,685 for the three months ended March 31, 2011. This decrease of $1,870,102, or 55%, rested directly with the decrease in research on solar, and decreases in noncash expenses related to compensation costs.

The major categories of expense for the Company are discussed individually below.

Research and Development

Research and development expenses are not a significant portion of the expenses for the three months ended March 31, 2011; however, they were significant in the three months ended April 30,2010. During that period, research and development expenses were primarily associated with solar and infrared technology development. The Company recorded no R&D expenses for the three months ended March 31, 2011, compared to $1,032,156 for the three months ended April 30, 2010.

Based on the current climate and in light of the termination of our venture with EPIR, the Company does not anticipate expending significant funds on research and development in the solar or infrared technologies in the foreseeable future. If the Company is able to raise sufficient capital, it anticipates increased research and development expenses associated with its next generation of LED products in the next twelve months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,515,685 for the three-month period ending March 31, 2011 from $2,353,631 for the three-month ended April 30, 2010, a decrease of 35.6%. The major components are discussed below.

Product Development

Product development costs were $351,290 for the three months ended March 31, 2011, compared to $486,294 for the three months ended April 30, 2010, a decrease of $135,004 or approximately 28%. The decrease in product development costs was driven by the Company’s need to preserve cash and reduce expenses until it has sufficient capital to fund its operations. If the Company is successful in raising capital, we anticipate product development costs to return to previous levels in the future, particularly as we begin to develop the next generation of our LED products.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees, and rent and utilities. For the three months ended March 31, 2011 the Company incurred aggregate expense of $1,043,295 in this area, compared to $1,663,513 for the three months ended April 30, 2010, a decrease of $620,218 or 37%. The majority of the decrease (approximately $400,000) is a reduction in cash and non-cash stock and options expense relating to incentives and compensation paid to officers and consultants. The Company also reduced legal fees by approximately $100,000 from the prior period.

Sales and Marketing Costs

Sales and marketing costs totaled $121,100 for the three months ended March 31, 2011, as compared to $203,824 for the three months ended April 30, 2010, representing a decrease of $82,724 or 40%.  The decrease is primarily a reduction in staff costs associated with reduced headcount in sales and elimination of the royalty fees paid in the prior period.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income), including derivatives and impairment costs, as discussed below:

Interest expense for the three months ended March 31, 2011 was $29,059 compared to $1,289 of net interest income for the three months ended April 30, 2010. This was due to the increased debt service of the Company resulting from the issuance of debt in late 2010.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2010, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. The Company needs to raise significant amounts of capital in order to fund its operations in the next fiscal year.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of March 31, 2011, we had $421,341 in cash and cash equivalents. We had receivables, net of allowances, of $419,744 and inventory of $691,065 and our current liabilities were $2,231,435. However, $650,000 of the liabilities is convertible into common stock.

Our sales cycle can be several months or longer, with some costs incurred up front, making our business working capital intensive. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. We do not have a credit line, and until we are profitable, commercial credit is unavailable for the Company. The Company does not anticipate a profitability level that would resolve its cash flow issues in the foreseeable future and expects to rely upon capital contributed by investors to fund its operations.

The Company outsources its manufacturing; consequently, we do not have significant capital expenditures, although tooling costs can reduce our product cost when justified by the level of sales.

For the Three Month Period Ended
	March 31, 2011	April 30, 2010
Cash flows used in Operations	$(807,316)	$(1,776,045)

Capital Expenditures	$(935)	$(11,535)

Funds Raised	$55,983	$323,386

Cash at end of period	$421,341	$1,220,857

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 totaled $807,316 as compared to $1,776,045 for the three months ended April 30, 2010. This change resulted primarily from the reductions in selling, general and administrative expenses discussed above and other cost reduction efforts necessitated by the Company’s cash position.

Investing Activities

Net cash used in investing for the three months ended March 31, 2011 was $935 as compared to $11,535 for the three months ended April 30, 2010. The amounts incurred in both periods were due primarily to our purchase of tooling and software for product development. While the Company believes that it could lower its product cost through additional tooling, we have insufficient capital to make that investment of resources at this time.

Financing Activities

Our net cash used in financing activities for the three months ended March 31, 2011 was $55,983, which consisted entirely of principal payments on promissory notes. Our net cash raised in financing activities for the three months ended April 30, 2010 was $323,386, which consisted of $216,326 from the sale of promissory notes and $89,312 from the sale of common stock.

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

Plan of Operation

The Company must raise capital in very near future in order to continue its operations. If the Company is successful in raising capital, it will generate sales of LED products through regional sales managers and our network of manufacturers’ reps, as well as reduce the cost of producing its LED products in order to make them more price-competitive in the market. In addition, if sufficient capital is available, the Company will pursue development of its next generation and targeted marketing of its product lines.

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease. The lease term is for a period of sixty-six months beginning in April of 2010. Monthly payments under the lease are currently $10,445.

As of May 10, 2011, we had 12 full-time employees and 7 active independent contractors. The Company may not be able to retain its employees or consultants if it is unable to raise capital in order to fund its operations, including payroll. As the Company’s cash position has deteriorated in the period ended March 31, 2011, several employees have either agreed to defer their compensation or to take stock rather than cash in order to preserve cash in the Company. These arrangements are expected to continue until the Company has raised capital to fund its ongoing operations. The CEO has agreed to be paid in stock rather than cash for two months and to defer his compensation thereafter until capital has been raised.

Cash Requirements

The Company does not have sufficient operating funds to continue to conduct its business without a significant capital infusion or a significant curtailment of operations in the next fiscal quarter. The Company anticipates the need to raise a minimum of $1,000,000 in the next thirty days, and an additional $5 million in the next ninety days in order to fund its operations for a sufficient time to execute its plans to reduce product costs, increase sales and generate profits. There can be no assurance that the Company will be successful in raising the capital needed to continue its operations.

Going Concern

With our present cash and cash equivalents, management expects to be able to continue some of our operations for approximately another sixty days. The continuation of our company depends upon our ability to raise additional capital and to ultimately attain and maintain profitable operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, we will be forced to scale down or perhaps even cease our operations.

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

Effect of Changes in Prices

Prices of equivalent incandescent lighting are lower than the price of the Company’s LED lighting products. Subsidies and cost-savings achieved over the life of our LED products have supported sales; however, in order to remain competitive, it will be necessary for us to reduce the cost of our products.

There have been significant reductions in pricing in the solar market that have changed the future of that business dramatically. The Company does not anticipate actively engaging in the solar market in the foreseeable future.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  To date the Company has funded operations primarily through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company anticipates a need for significant funding from capital investment in order to support its operations and continue as a going concern. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue when the following conditions have been met: there is persuasive evidence an arrangement exists which includes a fixed price; there is reasonable assurance of collection; the services or products have been provided and delivered to the customer; no additional performance is required and title and risk of loss has passed to the customer. Products may be placed on consignment to a limited number of resellers. Revenue for these consignment transactions will also be recognized as noted above.

Share-Based Payments

Compensation cost relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of March 31, 2011, our disclosure controls and procedures were not effective,  because certain deficiencies in internal controls constituted material weaknesses as discussed in our transition report on Form 10-K for the period ended December 31, 2010. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 12, 2011, the Company and EPIR signed a settlement agreement which, among other things, provides for (i) the return to EPIR of approximately 20 million shares of its common stock held by the Company, (ii) the return to Sivananthan Laboratories of approximately 20,000 shares of its common stock held by the Company, and (iii) the return to the Company of approximately 69 million shares of its common stock held by EPIR and its principals and affiliates and (iv) return and cancellation of a warrant to acquire 25 million shares of of the Company held by EPIR. No additional consideration will be paid by EPIR or the Company. In addition various agreements among the parties will be terminated with no further obligation on the part of EPIR or the Company. The settlement agreement further provides for the dismissal of the litigation with prejudice.

The Company has been billed a total of $471,047 and has paid $195,365 in legal fees in this case as of April 10, 2011. The Company’s counsel in the lawsuit has filed a lien against any proceeds of the settlement for their unpaid legal fees. The fee dispute between the Company and its counsel has not been resolved as of the date of filing this report.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the reporting period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5. OTHER INFORMATION

On April 18, 2011, the Company entered into a Purchasing Agreement with OSRAM SYLVANIA Inc. (“Sylvania”) relating to the terms under which the Company would sell certain of its lighting products to Sylvania if orders were placed for those products. The agreement is a set of master terms for future purchase orders, and there is no obligation imposed on Sylvania to place any orders for the Company’s products. To date, there has been no significant purchase order submitted by Sylvania.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated June 15, 2009 (9)

10.10	Form of Security Agreement dated June 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated June 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated June 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Company and EPIR Technologies, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007
(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007
(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Art Buckland	Chief Executive Officer	May 15, 2011
Art Buckland

/s/ Matthew Veal	Chief Financial Officer, Treasurer, and Principal Accounting Officer	May 15, 2011
Matthew Veal