Form 10-Q
period 2011-06-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2011-08-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2011 was 846,229,786

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and six months ended June 30, 2011 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$881,152	$1,285,575
Accounts receivable, net	295,416	491,740
Inventory	634,168	653,307
Prepaid expenses	-	74,459
Total current assets	1,810,736	2,505,081

Property and equipment, at cost, net of
accumulated depreciation of $545,598 and $458,269	126,720	209,264

Other assets:
Patents and other assets, net	133,012	151,918

	$2,070,468	$2,866,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$666,168	$1,054,669
Common stock redemption	650,000	650,000
Notes payable	1,612,798	598,326
Total current liabilities	2,928,966	2,302,995

Long term portion of notes payable	122,642	230,642

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
846,229,786 and 908,010,135 shares issued and outstanding	846,230	908,010
Additional paid-in capital	80,292,196	79,140,290
Accumulated (deficit)	(82,085,091)	(79,681,199)
	(946,665)	367,101
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(981,140)	332,626
	$2,070,468	$2,866,263

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2011 and July 31, 2010
(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010

Sales	$503,689	$95,208	$1,256,522	$590,822

Cost of sales and services	423,817	91,564	1,030,883	519,116
Gross profit (loss)	79,872	3,644	225,639	71,706

General and administrative -
Research and development	-	3,086,613	-	4,118,769
Selling, general and administrative expenses	1,082,903	1,991,925	2,598,588	4,345,556
	1,082,903	5,078,538	2,598,588	8,464,325

Loss from operations	(1,003,031)	(5,074,894)	(2,372,949)	(8,392,619)

Other Income (expense):
Derivative loss	-	367,461	-	367,461
Impairment of investment in EPIR	-	3,680,385	-	3,680,385
Interest and other expense (income), net	1,885	50,628	30,943	49,339
	1,885	4,098,474	30,943	4,097,185

Loss before income taxes	(1,004,916)	(9,173,368)	(2,403,892)	(12,489,804)
Income taxes	-	-	-	-
Net loss	$(1,004,916)	$(9,173,368)	$(2,403,892)	$(12,489,804)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average shares outstanding	885,966,940	701,618,956	895,939,321	698,678,076

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and July 31, 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net cash (used in) operating activities	$(1,306,151)	$(2,768,531)

Cash flows from investing activities:
Acquisition of property and equipment	(4,785)	(358,386)
Net cash (used in) investing activities	(4,785)	(358,386)

Cash flows from financing activities:
Common Shares issued for cash	41	284,412
Proceeds from notes payable	1,000,000	1,216,326
Repayments of notes payable	(93,528)	-
Net cash provided by financing activities	906,513	1,500,738

Increase (decrease) in cash and cash equivalents	(404,423)	(1,626,179)
Cash and cash equivalents, beginning	1,285,575	2,685,051
Cash and cash equivalents, ending	$881,152	$1,058,872

Supplemental cash flow information:
Cash paid for interest	$29,059	$-
Cash paid for income taxes	$-	$-

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions primarily through the design, manufacture and sale of light emitting diode (LED) lighting solutions for outdoor and area lighting. Through its wholly-owned subsidiary, EvoLucia, Inc., the Company designs, manufactures and sells environmentally responsible, energy-efficient lighting products based on the latest and most efficient LED technologies and its own patented Aimed Optics™ technology, which improves efficiency and energy savings by aiming light where it is needed most, providing for safe and more effective outdoor and area lighting while eliminating wasted light. In the past, the Company also engaged in research and development in solar energy and infrared technologies; however, the Company is no longer engaged in those activities.

 Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2011 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 and the transition period ended December 31, 2010, filed with the Securities and Exchange Commission.

The Company changed its year end from July 31 to December 31 effective December 31, 2010. The financial statements presented herein include the statements of operations and cash flows for the three months ended June 30, 2011, and July 31, 2010, and the six months ended June 30, 2011, and July 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the six months ended June 30, 2011, the Company has experienced a loss of $2,403,892 and has working capital and stockholders’ deficits of $1,118,230 and $981,140, respectively, at June 30, 2011. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company needs significant funding from capital investment in the short term in order to support its operations and continue as a going concern. The ability of the Company to continue its operations as a going concern depends on raising sufficient new capital to fund its business and development activities for a sufficient period of time to implement strategies designed to result in profitable operations.

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

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of share equivalents not included in the calculation at June 30, 2011 based on this methodology was 100,633,386.

Reclassifications

Certain amounts for the period ended July 31, 2010, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended June 30, 2011.  These reclassifications had no effect on net loss as previously reported.

Segments

Prior to January 1, 2011, the Company reported results in two business segments based on historical product groupings: Lighting Product and Solar. The Company’s settlement of the EPIR litigation during the second quarter of 2011 (see Note C, below) ended its participation in the solar business, and the solar business will no longer be presented as a business segment for the Company. Also, as of this time, the Company has no other business segment besides its lighting product; therefore, future financial statement presentation will not include segment information unless the Company enters into new lines of business or products in the future.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During February 2011 a former officer cancelled 3,328,333 shares of common stock which were returned to the Company. In addition, a company controlled by this former officer cancelled a stock option covering 500,000,000 shares of common stock of the Company. The Company paid no compensation in connection with these transactions.

During the period ended June 30, 2011, the Company issued 1,093,299 shares of common stock for services. These shares were valued at their fair value based on the trading prices of the shares of $38,126.

During the period ended June 30, 2011, the Company issued 410,514 shares of common stock pursuant to the exercise of options and received cash of $41.

During the period ended June 30, 2011, the company cancelled 59,405,829 shares of common stock returned pursuant the EPIR settlement discussed in Note D and 550,000 shares of common stock issued in error.

NOTE C – COMMITMENTS, CONCENTRATIONS AND CONTINGENCIES

EPIR Litigation

As previously reported, the Company and EPIR Technologies, Inc. were engaged in a dispute over their respective contractual and other obligations in their joint pursuit of certain solar and infrared technologies.

On May 12, 2011, the Company, EPIR Technologies, Inc. ("EPIR"), Sivananthan Laboratories, Inc. ("Labs") and Sivalingam Sivananthan entered into a settlement agreement settling this litigation between all of the parties. Pursuant to the terms of that settlement:

•	The Company transferred, for no further consideration, 20,220,000 shares of EPIR common stock held by it (which was all of the shares of EPIR held by the Company) back to EPIR;
•	The Company transferred, for no further consideration, 20,200 shares of Labs common stock, which was all shares of Labs common stock held by the Company back to Labs;
•
EPIR transferred, for no further consideration,  69,105,829 shares of the Company’s common stock held by it back to the Company (which is all shares of common stock of the Company held by EPIR and of which 59,405,829 shares have been cancelled); and

•	EPIR delivered to the Company the original warrant for the purchase of 25,000,000 shares of the Company's common stock, for no further consideration, which warrant was cancelled.

In addition, the settlement provides that the Company and EPIR will share equally in the proceeds of a sale or license of the jointly developed solar patent. Pursuant to the terms of the settlement, the case was dismissed with prejudice on June 1, 2011.

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

Concentrations

During the six months ended June 30, 2011, and July 31, 2010, the Company sold LED lighting products aggregating $286,497 to 2 customers and $486,033 to 5 customers, respectively, which sales individually represented in excess of 10% of the Company’s net revenues. At June 30, 2011, approximately 44% of net accounts receivable is due from 2 customers.

NOTE D – STOCK OPTIONS

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

The Plan is administered by the board of directors. The plan did not have any individual caps other than the limitation of granting incentive stock options to employees and the exercise of more than $100,000 in fair market value of stock per year. The plan permits the grant of restricted stock and nonstatutory options to participants where appropriate. The maximum number of shares issuable under the Plan is 125,000,000. The Plan shall terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plan, and also amend, suspend, or extend the Plan itself. In addition, options may be issued outside of the plan by the Company.

During the six months ended June 30, 2011, the Company issued an aggregate of 10,825,000 options to purchase common shares at an exercise price of $.03 per share. These options were valued using the Black-Scholes option pricing model with the following assumptions:

Term 10 years, Volatility 130%, Discount rate 3% and dividend yield 0%

The options had a fair value of $313,626 which is being amortized over the vesting period of the options.

During the six months ended June 30, 2011, an aggregate of $1,052,000 was charged to operations related to options granted during prior years.

At June 30, 2011, there was an aggregate of $2,741,233 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

		Outstanding
		Weighted-Average	Aggregate	Weighted-Average Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	617,873,486	$0.100
Options granted	10,825,000	0.030
Options cancelled/exercised	(528,065,300)	0.100
Outstanding at June 30, 2011	100,633,186	$0.040	$750,000	9.0 years
Exercisable at June 30, 2011	18,775,000	$0.040	$750,000	9.0 years

The unvested options vest as follows:

2011 – 22,633,186; 2012 – 20,500,000; 2013 – 20,500,000; 2014 and beyond –37,000,000

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s stock.

NOTE F – CONVERTIBLE DEBENTURES

On June 10, 2011, the Company completed an offering of 9% Convertible Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to 10 existing shareholders. The Notes bear interest at an annual rate of 9%. Interest on the Notes is accrued and payable on the earlier of conversion to common stock or the maturity date of the 9% Notes. The Notes are secured by a lien on all of the assets of the Company. The Notes mature on July 1, 2012 and may be prepaid at any time without penalty upon ten days’ notice to the holders of the Notes.

The Notes are convertible on or after September 1, 2011 at a conversion price of $.06, which is 150% of the market value of the Company’s common stock, determined based upon the closing price of the Company’s common stock for the 20-day period beginning May 31, 2011 and ending June 20, 2011. The Registrant may require conversion of the Notes if the market value of the Company’s common stock exceeds 200% of the conversion price over a 20-day trading period, provided that a minimum trading volume of 50,000 shares per day exists during that time period.

PART 1: FINANCIAL STATEMENTS
SUNOVIA ENERGY TECHNOLOGIES, INC.

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements, including when used in the negative. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

▪	our expectations regarding our expenses and revenue;
▪	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
▪	plans for future products, for enhancements of existing products and for development of new technologies;
▪	our anticipated growth strategies;
▪	existing and new customer relationships;
▪	our technology strengths;
▪	our intellectual property, third-party intellectual property and claims related to infringement thereof;
▪	anticipated trends and challenges in our business and the markets in which we operate; and
▪	sources of new revenue.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though the Company’s situation, and its impact on a forward-looking statement previously made, may change in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended June 30, 2011; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

The Company changed its year end from July 31 to December 31 effective December 31, 2010. The financial statements presented herein include the statements of operations and cash flows for the three and six months ended June 30, 2011, and the three and six  months ended July 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

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

Solar

The solar market is no longer a viable business for the Company, even in the long-term, and the Company has exited this business. This resulted from a combination of factors, including dramatic reductions in the cost of competing technologies and an increase in supply. In addition, a dispute with EPIR, the Company’s former research partner in the solar industry, disrupted development of the product for more than a year. The dispute with EPIR was settled in May of this year. Under the terms of the settlement, the Company will share equally with EPIR in revenue generated from a sale or license of the solar technology they jointly developed. The Company does not anticipate recognizing significant revenue from this source, however. In addition, the Company does not intend to invest further in solar technologies.

Results of Operations

Overview

In fiscal year 2010, the Company faced obstacles to developing its solar and infrared technologies, arising from cash flow constraints, changes in the solar market that lengthened the time horizon in which that technology could become economically viable and shifts in our alliances with strategic research partners. The Company does not believe that these technologies will yield valuable opportunities in the future; in addition, the Company does not have sufficient resources to pursue them aggressively in the near-term. Current market conditions in the solar market particularly indicate that even aggressive pursuit of the technology would not yield profitable operations in that segment for a number of years to come, if at all. By contrast, the LED lighting market presents an immediate opportunity for revenue growth and ultimate profitability. The Company has shifted its focus over the course of fiscal year 2010 and the early part of 2011 to the LED lighting market, particularly outdoor roadway and area lighting, and anticipates continuing that focus for the foreseeable future.

Results of Operations for the Quarter ended June 30, 2011

For the three months ended June 30, 2011, the Company had a net loss of $1,004,916, as compared to a net loss of $9,173,368 for the three months ended July 31, 2010, or a decrease of $8,168,452. The loss from operations for the three months ended June 30, 2011 was $1,003,031 as compared to a loss from operations in the three months ended July 31, 2010 of $5,074,894, or a decrease of $4,071,863. The significant factors contributing to these changes  are discussed in more detail below.

Revenues

Revenues for the three months ended June 30, 2011 were $503,689, as compared to $95,208 for the three-month period ending July 31, 2010, which represented an increase of $408,481 or approximately 429%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

The increase in revenues resulted from increased sales of LED products through various channels previouslydeveloped, including energy service companies, our network of manufacturers’ reps and direct sales to municipalities. In addition, as our products have been sold and installed, and our marketing and sales strategies have been implemented, the marketplace has accepted our products and potential customers are increasingly familiar with their superior performance and energy savings over traditional outdoor lighting products and technologies

Gross Profit

The Company had a gross profit of 15.9% for the three months ended June 30, 2011, as compared to a gross profit of 3.8% for the three months ended July 31, 2010.  The increase in gross profit is attributable primarily to reductions in the cost of components and sales of LED products to markets that are not driven entirely by low cost, allowing the Company to sell its products at higher prices than in other market segments.

Expenses

Overall expenses decreased from $5,078,538 for the three months ended July 31, 2010 compared to $1,082,903 for the three months ended June 30, 2011. This decrease of $3,995,635, or 78.7%, resulted from the decrease in research on solar, and decreases in cash and noncash expenses related to compensation costs.

The major categories of expense for the Company are discussed individually below.

Research and Development

Research and development expenses are not a significant portion of the expenses for the three months ended June 30, 2011; however, they were significant in the three months ended July 31, 2010. During that period, research and development expenses were primarily associated with solar and infrared technology development. The Company recorded no R&D expenses for the three months ended June 30, 2011, compared to $3,086,613 for the three months ended July 31, 2010.

Based on the current climate and in light of the litigation with EPIR, the Company does not anticipate expending significant funds on research and development in the solar or infrared technologies in the foreseeable future. If the Company is able to raise sufficient capital, it anticipates increased research and development expenses associated with its next generation of LED products in the next twelve months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,082,903 for the three-month period ending June 30, 2011 from $1,991,925 for the three-month ended July 31, 2010, a decrease $ 909,022 or 45.6%. The major components are discussed below.

Selling, general and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees, and rent and utilities. The majority of the decrease from the prior quarter is a reduction in compensation and legal fees.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income), including derivatives and impairment costs, as discussed below:

Total of interest and other expense for the three months ended June 30, 2011 was $1,885 compared to $4,098,474 for the three months ended July 31, 2010. The reduction of $4,096,589 was mainly based of the impairment $3,680,385 of the EPIR investment.

Results of Operations for the Six months Ended June 30, 2011

Revenues for the six months ended June 30, 2011 were $1,256,522, as compared to $590,822 for the six-month period ending July 31, 2010, which represented an increase of $665,700 or approximately 113%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

The increase in revenue over the period is due primarily due to the Company’s ability to sustain and build relationships with significant distribution channels, particularly energy service companies, wider recognition and acceptance of the Company’s products in the market and an increased and targeted focus on sales through additions to the sales force and managing relationships with manufacturers’ representatives.

Gross Profit

The Company had a gross profit of 18% for the six months ended June 30, 2011, as compared to a gross profit of 12% for the six months ended July 31, 2010.  The slight increase in gross profit is attributable primarily to reductions in the cost of components used to produce its LED lighting products and efficiencies in sales processes, which reduce the cost of sales.

Expenses

Overall expenses decreased from $8,464,325 for the six months ended July 31, 2010 to $2,598,588 for the six months ended June 30, 2011. The vast majority of this decrease of $5,865,737, or 69% resulted from the Company’s exit from the solar business and the resulting elimination of research and development expenses for that effort. In addition, cost reduction measures implemented throughout the Company’s operations during 2011 are ongoing and contributed to reduction in overall expense.

The major categories of expense for the Company are discussed individually below.

Research and Development

The Company incurred no research and development expenses during the six months ended June 30, 2011; however, those expenses represented a significant expense in the six months ended July 31, 2010. The Company recorded R&D expenses for the six months ended July 31, 2010 of $4,118,769 principally related to its solar technology that was being developed with EPIR.

The Company does not anticipate expending funds on research and development in solar or infrared technologies in the future. If the Company is able to to raise sufficient capital to develop its next generation of LED products, it will increase R&D expense in the next twelve months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2,595,588 for the six-month period ending June 30, 2011 from $4,345,556 for the six-month ended July 31, 2010, a decrease of 40%. The major components are discussed below.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees, and rent and utilities. Over the six-month period ended June 30, 2011, the Company significantly reduced legal and consulting fees, as well as a reduction in staff costs due to reduced headcount and an ongoing cost reduction strategy throughout the Company.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) including derivatives and impairment costs, as discussed below:

Total interest and other expense for the six months ended June 30, 2011 was $30,943 compared to $4,097,185 for the six months ended July 31, 2010. The reduction of $4,066,242 was primarily a result of the $3,680,385 impailment of the EPIR investment during the prior period.

Sales and Marketing Costs

Sales and marketing costs decreased significantly over the period, in part to reduced sales travel expense, elimination of outside marketing expenses and elimination of the royalty fees paid in the prior period.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2010, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. The Company needs to raise significant amounts of capital in order to fund its operations in the next fiscal year.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of June 30, 2011, we had $881,152 in cash and cash equivalents. We had receivables, net of allowances, of $295,416 and inventory of $634,168 and our current liabilities were $2,928,966. However, $650,000 of the liabilities is convertible into common stock.

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

For the Six Month Period Ended
	June 30, 2011	July 31, 2010
Cash flows used in Operations	$(1,306,151)	$(2,768,531)

Investing Activities	$(4,785)	$(358,386)

Financing Activities	$906,513	$1,500,738

Cash at end of period	$881,152	$1,058,872

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 totaled $1,306,151 as compared to $2,768,531 for the six months ended July 31, 2010. This change resulted primarily from the decrease in net loss and increase in notes payable.

Investing Activities

Net cash used in investing for the six months ended June 30, 2011 was $4,785 as compared to $358,386 for the six months ended July 31, 2010, a decrease of $353,601. The amounts incurred in both periods were due primarily to our purchase of tooling and software for product development. While the Company believes that it could lower its product cost through additional tooling, we have insufficient capital to make that investment of resources at this time.

Financing Activities

Our net cash used in financing activities for the six months ended June 30, 2011 was $93,528, which consisted entirely of principal payments on promissory notes. Our net cash raised in financing activities for the six months ended June  30, 2011 was $1,000,041, which consisted of $1,000,000 from the sale of promissory notes and $41 from the sale of common stock.

On June 10, 2011, the Company completed an offering of 9% Convertible Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to 10 existing shareholders. The Notes bear interest at an annual rate of 9%. Interest on the Notes is accrued and payable on the earlier of conversion to common stock or the maturity date of the 9% Notes. The Notes are secured by a lien on all of the assets of the Company. The Notes mature on July 1, 2012 and may be prepaid at any time without penalty upon ten days’ notice to the holders of the Notes.

The Notes are convertible on or after September 1, 2011 at a conversion price of $.06, which is 150% of the market value of the Company’s common stock, determined based upon the closing price of the Company’s common stock for the 20-day period beginning May 31, 2011 and ending June 20, 2011. The Registrant may require conversion of the Notes if the market value of the Company’s common stock exceeds 200% of the conversion price over a 20-day trading period, provided that a minimum trading volume of 50,000 shares per day exists during that time period.

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

Plan of Operation

The Company raised $1 million from nine existing shareholders through the sale of convertible promissory notes during the quarter as discussed bove. The Company is continuing to focus its operations on generating sales of LED products through regional sales managers and our network of manufacturers’ reps, as well as reducing the cost of producing its LED products in order to make them more price-competitive in the market. In addition, the Company is pursuing development of its next generation and targeted marketing of its product lines.

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease. The lease term is for a period of sixty-six months beginning in April of 2010. Monthly payments under the lease are currently $10,445.

As of August 10, 2011, we had 12 full-time employees and 2 active independent contractors.  Several employees currently either to defer a portion of their compensation or to take stock rather than cash, either as an accommodation to preserve cash in the Company or as a term of their employment arrangement. These arrangements are expected to continue until the Company has raised capital to fund its ongoing operations. The CEO was paid in stock rather than cash for the months of March and April of 2011

Cash Requirements

The Company does not have sufficient operating funds to continue to conduct its business without a significant capital infusion or a significant curtailment of operations in the next fiscal quarter. The Company raised $1,000,000 during the quarter; however, it will need to raise at least $3,000,000 to cover budgeted fixed costs for the next 12 months. Without additional capital the Company will not be able to fund its operations for a sufficient time to execute its plans to reduce product costs, increase sales and generate profits. There can be no assurance that the Company will be successful in raising the capital needed to continue its operations.

Going Concern

With our present cash and cash equivalents, management expects to be able to continue some of our operations for approximately another ninety days. The continuation of our company depends upon our ability to raise additional capital and to ultimately attain and maintain profitable operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, we will be forced to scale down or perhaps even cease our operations.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include

▪	raising additional capital and/or obtaining financing;
▪	increasing our revenues and gross profits; and
▪	reducing fixes expenses.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to bad debt expense and a credit to an allowance for uncollectible accounts based on its assessment of the current status of individual accounts. Accounts receivable balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for uncollectible accounts and a credit to accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of June 30, 2011, our disclosure controls and procedures were not effective,  because certain deficiencies in internal controls constituted material weaknesses as discussed in our transition report on Form 10-K for the period ended December 31, 2010. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. However, management has made certain changes to its processes for internal control over financial reporting function, including segregation of duties for general ledger transactions, reconciliations and financial statement preparation which it believes has significantly improved the internal controls for this function.

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

EPIR Litigation

The Company was a party to a lawsuit arising out of its Research, Development and Supply Agreement with EPIR Technologies, Inc. (“EPIR”). The suit was brought in August, 2010 and was dismissed June 1, 2011 pursuant to the terms of the settlement among the parties. The terms of the settlement resulted in, among other things, the cancellation of a warrant issued to EPIR to acquire 25,000,000 shares of the Company’s common stock and the return of approximately 69,000,000 shares of the Company’s stock previously issued to EPIR and its affiliates. Of those shares, approximately 59,000,000 were cancelled, reducing the Company’s outstanding shares.

The Company has been billed a total of $471,047 and has paid $195,365 in legal fees in this case as of August 10, 2011. The Company pledged 9,700,000 shares of common stock returned to it in the settlement to secure the payment of legal fees related to the case.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the reporting period. However, the Company issued 1,378,813 shares in exchange for services during the period.

On June 10, 2011, the Company sold promissory notes to ten investors, which notes are convertible into common stock of the Company. If all of the principal and interest on all of the notes were converted to common stock, the Company would issue 18,166,666 shares of common stock in exchange for these notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5. OTHER INFORMATION

On April 18, 2011, the Company entered into a Purchasing Agreement with OSRAM SYLVANIA Inc. (“Sylvania”) relating to the terms under which the Company would sell certain of its lighting products to Sylvania if orders were placed for those products. The agreement is a set of master terms for future purchase orders, and there is no obligation imposed on Sylvania to place any orders for the Company’s products. The first significant purchase order under this arrangement was submitted by Sylvania in early August of 2011.

ITEM 6. EXHIBITS

Exhibit No	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated June 15, 2009 (9)

10.10	Form of Security Agreement dated June 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated June 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated June 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

101	Interactive Data File

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007
(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007
(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.
(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Art Buckland	Chief Executive Officer and Acting Chief Financial Officer	August 15, 2011
Art Buckland