Form 10-Q
period 2011-09-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2011-11-14
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2011 was 849,857,303.

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and nine months ended September 30, 2011 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$734,194	$1,285,575
Accounts receivable, net	127,245	491,740
Inventory	644,842	653,307
Prepaid expenses	-	74,459
Total current assets	1,506,281	2,505,081

Property and equipment, at cost, net of
accumulated depreciation of $545,598 and $458,269	114,941	209,264

Other assets:
Patents and other assets, net	128,008	151,918

	$1,749,230	$2,866,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$913,042	$1,054,669
Common stock redemption	650,000	650,000
Notes payable	1,611,543	598,326
Total current liabilities	3,174,585	2,302,995

Long term portion of notes payable	122,642	230,642

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
849,807,303 and 908,010,135 shares issued and outstanding	849,807	908,010
Additional paid-in capital	80,536,794	79,140,290
Accumulated (deficit)	(82,900,123)	(79,681,199)
	(1,513,522)	367,101
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(1,547,997)	332,626
	$1,749,230	$2,866,263

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2011 and October 31, 2010
(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010

Sales	$708,214	$570,359	$1,964,736	$1,161,181

Cost of sales and services	570,032	838,423	1,600,915	1,357,539
Gross profit (loss)	138,182	(268,064)	363,821	(196,358)

General and administrative -
Research and development	-	-	-	4,118,769
Selling, general and administrative expenses	859,238	1,859,076	3,457,826	6,204,632
	859,238	1,859,076	3,457,826	10,323,401

Loss from operations	(721,056)	(2,127,140)	(3,094,005)	(10,519,759)

Other Income (expense):
Derivative loss	-	-	-	367,461
Impairment of investment in EPIR	-	-	-	3,680,385
Interest and other expense (income), net	93,976	10,212	124,919	59,551
	93,976	10,212	124,919	4,107,397

Loss before income taxes	(815,032)	(2,137,352)	(3,218,924)	(14,627,156)
Income taxes	-	-	-	-
Net loss	$(815,032)	$(2,137,352)	$(3,218,924)	$(14,627,156)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted average shares outstanding	849,807,303	862,804,175	882,023,951	557,427,684

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and October 31, 2010
(Unaudited)
	2011	2010
Cash flows from operating activities:
Net cash (used in) operating activities	$(1,436,204)	$(4,692,330)

Cash flows from investing activities:
Acquisition of property and equipment	(20,465)	(366,372)
Net cash (used in) investing activities	(20,465)	(366,372)

Cash flows from financing activities:
Common Shares issued for cash	71	2,877,500
Proceeds from notes payable and convertible debentures	1,000,000	1,338,968
Repayments of notes payable	(94,783)	-
Net cash provided by financing activities	905,288	4,216,468

Increase (decrease) in cash and cash equivalents	(551,381)	(842,234)
Cash and cash equivalents, beginning	1,285,575	2,685,051
Cash and cash equivalents, ending	$734,194	$1,842,817

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company changed its year end from July 31 to December 31 effective December 31, 2010. The financial statements presented herein include the statements of operations and cash flows for the three months ended September 30, 2011, and October 31, 2010, and the nine months ended September 30, 2011, and October 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the nine months ended September 30, 2011, the Company has experienced a loss of $3,218,924 and has working capital and stockholders’ deficits of $1,668,304 and $1,547,997, respectively, at September 30, 2011. To date the Company has funded operations through capital infusions from investors through the sale of its common stock and certain debt instruments, particularly convertible debentures.  The Company needs significant funding from capital investment in the short term in order to support its operations and continue as a going concern. The ability of the Company to continue its operations as a going concern depends on raising sufficient new capital to fund its business and development activities for a sufficient period of time to implement strategies designed to result in profitable operations.

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

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of share equivalents not included in the calculation at September 30, 2011 based on this methodology was 103,733,186.

Reclassifications

Certain amounts for the period ended October 31, 2010, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended September 30, 2011.  These reclassifications had no effect on net loss as previously reported.

Segments

Prior to January 1, 2011, the Company reported results in two business segments based on historical product groupings: Lighting Product and Solar. The Company’s settlement of the EPIR litigation during the second quarter of 2011 (see Note C, below) ended its active participation in the solar business, and the solar business will no longer be presented as a business segment for the Company. Also, as of this time, the Company has no other business segment besides its lighting product; therefore, future financial statement presentation will not include segment information unless the Company enters into new lines of business or products in the future.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During February 2011 a former officer cancelled 3,328,333 shares of common stock which were returned to the Company. In addition, a company controlled by this former officer cancelled a stock option covering 500,000,000 shares of common stock of the Company. The Company paid no compensation in connection with these transactions.

During the period ended September 30, 2011, the Company issued 2,089,838 shares of common stock for services. These shares were valued at their fair value based on the trading prices of the shares of $69,272.

During the period ended September 30, 2011, the Company issued 710,514 shares of common stock pursuant to the exercise of options and received cash of $71.

During the period ended September 30, 2011, the company cancelled 59,405,829 shares of common stock returned pursuant the EPIR settlement discussed in Note D and 550,000 shares of common stock issued in error.

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

•
EPIR transferred, for no further consideration,  69,105,829 shares of the Company’s common stock held by it back to the Company (which is all shares of common stock of the Company held by EPIR and of which 59,405,829 shares have been cancelled) and the balance of the shares are pledged to secure the Company’s obligation, if any, to pay invoices for legal fees billed related to the case, which totaled $471,000; and

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

Concentrations

During the nine months ended September 30, 2011, and October 31, 2010, the Company sold LED lighting products aggregating $519,209 to 2 customers and $311,803 to one customer, respectively, which sales individually represented in excess of 10% of the Company’s net revenues. At September 30, 2011, only one customer accounted for more than 10% of net accounts receivable; this customer’s accounts receivable represent 44.8% of our total accounts receivable at quarter-end.

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

During the nine months ended September 30, 2011, the Company issued an aggregate of 13,925,000 options to purchase common shares at an exercise price of $.03 per share. These options were valued using the Black-Scholes option pricing model with the following assumptions:

Term 10 years, Volatility 130%, Discount rate 3% and dividend yield 0%

The options had a fair value of $406,626 which is being amortized over the vesting period of the options.

During the nine months ended September 30, 2011, an aggregate of $1,269,000 was charged to operations related to options granted during the current year and prior years.

At September 30, 2011, there was an aggregate of $2,617,000 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

		Outstanding Weighted-Average	Aggregate	Weighted-Average Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	617,873,486	$0.100
Options granted	13,925,000	0.030
Options cancelled/exercised	(528,065,300)	0.100
Outstanding at September 30, 2011	103,733,186	$0.040	$23,631	8.75 years
Exercisable at September 30, 2011	23,312,500	$0.040	$23,631	8.75 years

The unvested options vest as follows:

2011 – 20,887,500; 2012 – 20,887,500; 2013 – 20,887,500; 2014 and beyond –17,758,186

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2011. This amount changes based upon the fair market value of the Company’s stock.

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

NOTE G – SUBSEQUENT EVENTS

On October 6, 2011, the Company granted a stock option covering 4,500,000 shares to Erich Hofer, as director of the Company, under its 2008 Incentive Stock Plan. The option is intended to replace the annual grant of 200,000 shares included in Mr. Hofer's current compensation arrangement with the Company. The option has the same terms as the employee options granted during the year: term of 10 years, exercise price equal to market value on the date of grant ($.02 in this case) and a vesting schedule of 25% after one year and ratably thereafter on a quarterly basis. Also, the option becomes fully vested in event of a change of control of the Company.

On October 22, an employee exercised a stock option for 50,000 shares of common stock at $.0001 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months and nine months ended September 30, 2011; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in this Form 10-Q.

The Company changed its year end from July 31 to December 31 effective December 31, 2010. The financial statements presented herein include the statements of operations and cash flows for the three and nine months ended September 30, 2011, and the three and six  months ended October 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

 MANAGEMENT’S DISCUSSION AND ANALYSIS

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended October 31, 2010, and the transition report on Form 10-K filed for the period ended December 31, 2010 The Company is focusing solely on building its LED lighting business at this time, while attempting to preserve the value of its shared solar technology for possible commercialization in the future.

LED Lighting

Our lighting fixtures continue to show improvements in cost and efficiency (lumens per watt) driven in part by rapid industry expansion and improvements in the core components (optics, LEDs and LED drivers) that comprise our patent pending Aimed Optics ™ platform. In addition, we completed during the third quarter of 2011 the work to standardize our core product line, consisting of 55 products for our cobrahead, shoebox, parking garage and canopy lights.  This standardization is allowing us to leverage volume purchasing and facilitate forward pricing from our vendors, which will improve our ability to competitively quote sales opportunities and continue to reduce the cost of our core components across all product lines. The standardization is also a key component in the Company’s improving profitability, as it allows for pricing models to be tailored to the level of customization in products.

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

On April 18, 2011, the Company entered into a Purchasing Agreement with OSRAM SYLVANIA Inc. (“Sylvania”) relating to the terms under which the Company would sell certain of its lighting products to Sylvania if orders were placed for those products. The agreement is a set of master terms for future purchase orders, and there is no obligation imposed on Sylvania to place any orders for the Company’s products. The first significant purchase order under this arrangement was submitted by Sylvania in early August of 2011, and this relationship represented approximately 28% of the Company’s total sales during the third quarter. The Company anticipates further growth in this relationship in future quarters.

We have had a limited operating history in the LED lighting business. There are many factors that could have a material adverse effect on our business and operating results, particularly our ability to raise capital in the near term. You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You also should consider the risks and difficulties frequently encountered by early-stage companies, in new and rapidly evolving markets, such as the outdoor LED lighting market.

Exit From Solar Business Segment

In fiscal year 2010, we faced obstacles to developing the solar and infrared technologies that were our core business segments at the time. These obstacles included cash flow constraints, changes in the solar market that lengthened the time horizon in which that technology could become economically viable and shifts in our alliances with strategic research partners. We do not believe that those technologies will yield valuable opportunities in the future, even with additional capital commitments to them. Also, we do not have sufficient resources to pursue those technologies. Current market conditions in the solar market particularly indicate that even aggressive pursuit of the technology would not yield profitable operations in that segment for a number of years to come, if at all.

We exited the solar business as an active business segment in the second quarter of this year, following our settlement of the dispute with EPIR Technologies, Inc. in May. We retain rights to share in any revenue that is generated from the sale or license of the solar technology we jointly developed with EPIR; however, we do not anticipate recognizing significant revenue from this source in the foreseeable future, if at all. At this time, we do not foresee investing further in solar technologies.

Results of Operations

Overview

The Company has shifted its focus over the course of fiscal year 2010 and the first three quarters 2011 to the LED lighting market, particularly outdoor roadway and area lighting, and its results of operations have improved steadily over that period. We intend to continue to focus on the LED outdoor lighting market exclusively for the foreseeable future.

Results of Operations for the Quarter ended September 30, 2011

For the three months ended September 30, 2011, the Company had a net loss from operations of $721,056, as compared to a net loss from operations of $2,127,140 for the three months ended October 31, 2010, or a decrease of $1,406,084. The loss from operations for the nine months ended September 30, 2011 was $3,094,005 as compared to a loss from operations in the nine months ended October 31, 2010 of $10,519,759, or a decrease of $7,425,754. The significant factors contributing to this improved performance are discussed in more detail below.

Revenues

Revenues for the three months ended September 30, 2011 were $708,214, as compared to $570,359 for the three-month period ending October 31, 2010, which represented an increase of $137,855 or approximately 24.2%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

 The increase in revenues resulted from increased sales of LED products through various channels previously developed, including original equipment manufacturers, energy service companies, our network of manufacturers’ reps and direct sales to municipalities. In addition, as our products have been sold and installed, , the marketplace has accepted our products and potential customers are increasingly familiar with their superior performance and energy savings over traditional outdoor lighting products and technologies. In addition, as more outdoor LED fixtures are installed and the potential purchasers and specifiers become more knowledgeable of the advantages of our Aimed Optics™ technology, we are increasingly competitive in the LED marketplace as well. Increasing sales revenue reflect a combination of improvement in sales effectiveness in the Company and increasing adoption of LED technology generally.

Gross Profit

The Company had a gross profit of $138,182, and a gross profit margin of 19.50% for the three months ended September 30, 2011, as compared to a gross loss of $268,064, or a negative margin of 47.0% for the three months ended October 31, 2010.  The increase in gross profit is attributable primarily to the exit from the solar business and the resulting elimination of expenses associated with developing that technology, as well as reductions in the cost of components for LED products, increased efficiencies through overhead and other cost reductions and sales of LED products to more profitable markets.

Expenses

Overall expenses decreased by 53.8% from the comparable three-month period in the prior year. The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $859,238 for the three-month period ending September 30, 2011 from $1,859,076 for the three-month ended October 31, 2010, a decrease of $999,838, or 53.78%. The major components are discussed below.

Product Development

Product development costs were $362,251 for the three months ended September 30, 2011, compared to $535,924 for the three months ended October 31, 2010, a decrease of $173,673 or approximately 32.4%. The decrease in product development costs was driven by the Company’s focus on standardizing products and selling to markets that do not need customized products, as well as the need to preserve cash and reduce expenses short-term while developing the next generation of lighting fixture. If the Company is successful in raising capital, we anticipate product development costs to return to previous levels in the future, particularly as we begin to develop the next generation of our LED products.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees, and rent and utilities. For the three months ended September 30, 2011 the Company incurred aggregate expense of $496,987 in this area, compared to $1,165,147 for the three months ended October 31, 2010, a decrease of $668,160 or 57.3%. The majority of the decrease is a reduction in compensation and legal fees.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest and other expense for the three months ended September 30, 2011 was $1,885 compared to $10,212 for the three months ended October 31, 2010. The reduction in interest expense from the prior quarter is attributable primarily to the conversion of certain debentures in the prior period. The Company incurred no derivatives or impairment costs in either period.

Results of Operations for the Nine months ended September 30, 2011

Revenues for the nine months ended September 30, 2011 were $1,964,736, as compared to $1,161,181 for the nine-month period ending October 31, 2010, which represented an increase of $803,555 or approximately 69.2%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of sales of LED lighting fixtures.

The increase in revenue over the period is due primarily to the Company’s ability to sustain and build relationships with significant distribution channels (particularly its primary original equipment manufacturer and energy service companies), and wider recognition and acceptance of LED technology and the Company’s products in the market.

Gross Profit Margin

The Company had a gross profit margin of 18.5% for the nine months ended September 30, 2011, as compared to a negative gross profit margin of 16.9% for the nine months ended October 31, 2010.  The dramatic improvement in gross profit margin is attributable to a combination of improved sales performance and efficiencies and reductions in the cost of components used to produce our LED lighting products. Some of the cost reductions resulted from market forces and others are a direct result of management’s efforts to maximize purchasing efficiencies and to utilize lower cost components of equal or higher quality than comparable components available from other sources.

Expenses

Overall expenses decreased 335% from the prior year period, from $10,323,401 for the nine months ended October 31, 2010 to $3,457,826 for the nine months ended September 30, 2011. More than half of the decrease ($4,118,769) was attributable to the Company’s decision to exit the solar business and elimination of research and development expenses in that area. In addition, we recognized efficiencies through standardizing products, reductions in component costs and administrative expense reductions.

The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $3,457,826 for the nine-month period ending September 30, 2011 from $6,204,632 for the nine months ended October 31, 2010, a decrease of 44.3%. The major components are discussed below.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees, and rent and utilities. Over the nine-month period ended September 30, 2011, the Company significantly reduced legal and consulting fees and experienced a reduction in compensation and benefits expense due to reduced headcount. In addition, the Company has implemented a cost reduction program throughout the operation that continues to yield reductions in operating expenses.

Sales and Marketing Costs

Sales and marketing costs decreased significantly over the period, in part to reduced sales travel expense, elimination of outside marketing expenses and elimination of the royalty fees paid in the prior period. The Company’s focus on sales through channels that generated the lowest cost of sale contributed significantly to the improved efficiencies in the cost of sales.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2010, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. The Company raised $1,000,000 from the sale of convertible debentures in the second quarter of 2011 and anticipates a need to raise an additional $500,000 to $1,000,000 in the next six months in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and convertible debt. As of September 30, 2011, we had $734,194 in cash and cash equivalents. We had receivables, net of allowances, of $127,245 and inventory of $644,842. Our current liabilities as of that date were $3,174,585. Of this amount, $1,000,000 is convertible into common stock at the option of the holder. The Company does not have the ability to force conversion of any of the debt.

Our sales cycle can be several months or longer, with some costs incurred up front, making our business working capital intensive. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. We do not have a credit line, and commercial credit is unavailable for the Company at this time. The Company does not anticipate a profitability level that would resolve its cash flow issues in the foreseeable future and expects to rely upon capital contributed by investors to fund its operations.

The Company outsources its manufacturing; consequently, we do not have significant capital equipment expenditures, although tooling costs can reduce our product cost when justified by the level of sales.

For the Nine Month Period Ended
	September 30, 2011	October 31, 2010
Cash flows used in Operations	$(1,436,204)	$(4,692,330)

Investing Activities	$(20,465)	$(366,372)

Financing Activities	$905,288	$4,216,468

Cash at end of period	$734,194	$1,842,817

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 totaled $1,436,204 as compared to $864,924 for the nine months ended October 31, 2010. This change resulted primarily from a decrease in our net loss offset partially by less cash generated from financing and capital raising.

Investing Activities

Net cash used in investing for the nine months ended September 30, 2011 was $20,465 as compared to $366,372 for the nine months ended October 31, 2010, a decrease of $345,907. The amounts incurred in 2010 were due primarily to our purchase of tooling and software for product development. While the Company believes that it could lower its product cost through additional tooling, we have insufficient capital to make that investment of resources at this time.  The Company anticipates expenditures on tooling in 2012.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2011 was $905,288, which consisted of $1,000,000 raised through the sale of convertible promissory notes in the prior quarter, offset by $94,783 paid as principal payments on promissory notes outstanding at the beginning of the period. The Company also received $71 on the exercise of stock options during the quarter.

As noted in the Quarterly Report on Form 10-Q for the period ended June 30, 2011, the Company sold 9% Convertible Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to existing shareholders during the prior quarter. The Notes bear interest at an annual rate of 9%. Interest on the Notes is accrued and payable on the earlier of conversion to common stock or the maturity date of the 9% Notes. The Notes are secured by a lien on all of the assets of the Company. The Notes mature on July 1, 2012 and may be prepaid at any time without penalty upon ten days’ notice to the holders of the Notes.

The Notes are convertible on or after September 1, 2011 at a conversion price of $.06, which is 150% of the market value of the Company’s common stock, determined based upon the closing price of the Company’s common stock for the 20-day period beginning May 31, 2011 and ending September 20, 2011. The Company may require conversion of the Notes if the market value of the Company’s common stock exceeds 200% of the conversion price over a 20-day trading period, provided that a minimum trading volume of 50,000 shares per day exists during that time period.

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

Plan of Operation

The Company is continuing to focus its operations on generating sales of LED products through regional sales managers and our network of manufacturers’ reps, as well as reducing the cost of producing its LED products in order to make them more price-competitive in the market. In addition, the Company is pursuing development of its next generation lighting products and targeted marketing of its product lines. We are leveraging several key relationships with energy service companies and original equipment manufacturers to increase sales to take advantage of price concessions associated with larger orders. The Company’s margins have improved steadily over the last twelve months and, if current  trends continue, we expect to achieve profitability in early 2012.

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease. The lease term is for a period of sixty-six months beginning in April of 2010. Monthly payments under the lease are currently $10,445.

As of November 8, 2011, we had 10 full-time employees and 1 active independent contractor.  Several employees currently either defer a portion of their compensation or take stock rather than cash, either as an accommodation to preserve cash in the Company or as a term of their employment arrangement. These arrangements are expected to continue until the Company has raised capital to fund its ongoing operations.

Cash Requirements

The Company does not have sufficient operating funds to continue to conduct its business without a significant capital infusion or a significant curtailment of operations in the next fiscal quarter. The Company will need to raise or earn $2,000,000 to cover budgeted fixed costs for the next 12 months. Although profitability is improving, and significant overhead and other cost reduction measures have been effective in reducing our operating expenses, we need capital in order to purchase the components necessary to build our products and fulfill orders to our customers. Without additional capital the Company will not be able to fund its operations for a sufficient time to execute its plans to reduce product costs, increase sales and generate profits. There can be no assurance that the Company will be successful in raising the capital needed to continue its operations.

Going Concern

With our present cash and cash equivalents, management expects to be able to continue our operations for approximately another three to six months. The continuation of our company depends upon our ability to raise additional capital and to ultimately attain and maintain profitable operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, we will be forced to scale down or perhaps even cease our operations.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include

▪	raising additional capital and/or obtaining financing;
▪	increasing our revenues and gross profits; and
▪	reducing fixed expenses.

While we have made significant progress in all of these areas over the course of the current fiscal year, with improvement each quarter this year, we are not yet profitable on a net basis and do not have sufficient capital to fund our operations long-term. There can be no assurance that we will successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations and/or obtain additional financing. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

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

Effect of Changes in Prices

Prices of equivalent incandescent lighting are lower than the price of the Company’s, and its competitors’,  LED lighting products. Subsidies and cost-savings achieved over the life of our LED products have supported sales; however, in order to remain competitive, it will be necessary for us to reduce the cost of our products. We have reduced the cost of our products and the sales prices of those products in a meaningful way over the current fiscal year and are continuing to focus efforts in this area.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of September 30, 2011, our disclosure controls and procedures were not effective,  because certain deficiencies in internal controls constituted material weaknesses as discussed in our transition report on Form 10-K for the period ended December 31, 2010. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. However, management has made certain changes to its processes for internal control over financial reporting function, including segregation of duties for general ledger transactions, reconciliations and financial statement preparation which it believes has significantly improved the internal controls for this function.

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

EPIR Litigation

As a result of the litigation between the Company and EPIR Technologies, Inc. (“EPIR”), which was settled in the prior quarter, the Company has been billed for legal fees totaling $471,047, of which $195,365 was paid in 2010. The Company pledged 9,700,000 shares of common stock returned to it in the settlement to secure the payment of any legal fees that may be due but unpaid related to the case.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 300,000 shares of common stock upon the exercise of stock options during the quarter ended September 30, 2011, which shares are not registered. In addition, the Company issued 996,539 shares in exchange for services during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007
(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007
(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.
(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Art Buckland Art Buckland	Chief Executive Officer and Acting Chief Financial Officer	November 14, 2011