Form 10-Q/A
period 2011-09-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2011-11-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1
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

FORM 10-Q

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 14, 2011. This Amendment is being filed to correct two typographical errors and to correct the descriptions of net cash used in operating activities and the components of selling, general and administrative expenses, all of which appear in Part 1, Item 2 Management’s Discussion and Analysis.

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

On October 22, 2011 an employee exercised a stock option for 50,000 shares of common stock at $.0001 per share.

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

Product Development

Product development costs were $362,251 for the three months ended September 30, 2011, compared to $693,929 for the three months ended October 31, 2010, a decrease of $331,678 or approximately 47.8% . The decrease in product development costs was driven by the Company’s focus on standardizing products and selling to markets that do not need customized products, as well as the need to preserve cash and reduce expenses short-term while developing the next generation of lighting fixtures . If the Company is successful in raising capital, we anticipate product development costs to return to previous levels in the future, particularly as we begin to develop the next generation of our LED products.

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

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest and other expense for the three months ended September 30, 2011 was $93,976 compared to $10,212 for the three months ended October 31, 2010. The reduction in interest expense from the prior quarter is attributable primarily to the conversion of certain debentures in the prior period. The Company incurred no derivatives or impairment costs in either period.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 totaled $1,436,204 as compared to $4,692,330 for the nine months ended October 31, 2010. This change resulted primarily from a decrease in our net loss, offset partially by increased cost of sale associated with higher sales volumes .

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Art Buckland Art Buckland	Chief Executive Officer and Acting Chief Financial Officer	November 15, 2011