Form 10-K
period 2011-12-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2012-03-30
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of March 27, 2012 was $16,133,896

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 27, 2012: 887,694,803

SUNOVIA ENERGY TECHNOLOGIES, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2011

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

We file reports with the Securities and Exchange Commission ("SEC"), and those reports are available free of charge on our Web site (www.sunoviaenergy.com) under "Investor Relations/SEC Filings." The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Sunovia Energy Technologies, Inc. was formed in 2007 through a reverse merger of our predecessor Sun Energy Solar, Inc., and Acadia Resources, Inc., a Nevada corporation. Sunovia, directly and through its wholly-owned subsidiary, EvoLucia, Inc. is in the business of designing, manufacturing, marketing and distributing light emitting diode (LED) lighting fixtures. Prior to 2011, the Company also developed energy-efficient technologies in solar energy and infrared. As discussed below, the Company has exited the solar and infrared businesses and currently focuses solely on LED lighting. The Company’s solar subsidiary, Sunovia Solar, Inc. has not had operations since June 2010 and is not anticipated to have operations in the foreseeable future.

LED Lighting

LED lights are the most energy-efficient lighting source on the market today. Through our patented Aimed LED Lighting™ technology, we have demonstrated that less overall light is needed if the light is correctly focused on the target area. We have identified an immediate opportunity, particularly in the outdoor lighting market, to supply high quality energy-efficient lighting solutions through our patented technology.  Our LED lighting subsidiary, EvoLucia, Inc., has developed several LED lighting products, primarily for the outdoor lighting industry, that utilize our Aimed Optics™ technology that we sell directly to customers and through a network of manufacturer’s representatives in the U.S. and other countries. In addition, the Company has other lighting products that do not utilize the Aimed Optics™ technology that complement the Company’s portfolio and provide lighting solutions for other areas, such as parking garages. We continue to develop and refine our products to serve the market and are actively pursuing alliances and strategies that will allow us to drive down the production cost of our products.

Solar and Infrared

 For several years, the Company actively pursued and developed certain solar technologies and, with its venture partner in that business, also developed infrared technology. The solar business did not become commercially viable, however. Following a dispute with its partner in the solar business that arose in 2010 and was settled in  2011, we exited the solar business. At the same time, the Company exited the infrared business, as it relied heavily upon the relationship with the solar partner for future success. The Company retains certain rights to technologies developed through this alliance but does not intend to devote resources to either of these businesses in the foreseeable future.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS.”

 EvoLucia LED Lighting

EvoLucia, the Company’s wholly-owned LED lighting subsidiary, is currently focusing on (i) the roadway / walkway lighting market (“cobra head,” “shoebox”, “post-top” and “bell-top” products) and (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights). A report issued in January 2011 by Navigant Consulting, Inc. prepared for the Building Technologies Porgram of the Office of Energy Efficiency and Renewable Energy (EERE) of the Department of Energy estimates that there are 56.2 million roadway lights in the United States, including 26.5 million street lights and 26.1 million highway lights. The same report estimates approximately36.4 million parking garage lights and 15.8 million parking lot light fixtures installed in the United States. It is estimated that fewer than 5% of the parking light totals and fewer than 1% of the roadway and highway lights utilized LED technology. These markets, which are primary markets for the Company’s products, have the potential for explosive growth in LED replacements of existing technologies in the years ahead. Traditional lighting companies have been somewhat slow to develop LED technologies; however, the large lighting companies have acquired the technology either through acquisition or OEM and licensing arrangements with smaller LED lighting companies. There are currently over 200 competitors in the outdoor LED lighting market. Our Aimed Optics™ technology potentially provides a competitive advantage in this market, as it uses less energy to put more light on the ground, although high product costs have hampered sales of the cobrahead and shoebox products in certain markets.

EvoLucia completed the basic design for most of its products in 2009. However, the improvement in LED performance and the competitive pressures in the lighting industry drive the need to update product designs and performance in order to remain competitive. Also, in order for LED lighting to be fully competitive with traditional lighting, the cost of the products, which are currently higher than comparable traditional lighting fixtures must be competitive as well. This will require reductions in product cost through component price reductions and increasing manufacturing efficiencies. We anticipate that this cycle of modifications in product design to these ends will continue and the timeframes for developing new products will be compressed as competition in the industry grows.

The three most significant challenges facing the Company and EvoLucia in the outdoor light market are (a) developing a recognizable brand name, (b) expanding our distribution network, and (c) driving down the cost of manufacturing and selling our products. Each of these issues is a priority for the Company at this time and going forward. In addition, as the LED lighting market continues to expand, the distribution efficiencies of the lighting market are likely to drive industry consolidation and product portfolio expansion as fixture companies compete for business across product lines.

LED Lighting Products

The Company currently produces and sells several products that provide LED lighting solutions for roadways and walkways, parking lots and garages and other area lighting solutions. In several product categories, the Company offers a number of standard products and will manufacture non-standard products of similar designs on a case-by-case basis. The Company’s standard product offerings are described in more detail below.

 Roadway Lighting Products

The Company offers the following standard products for roadway lighting:

(i)	Cobra Head lights in 55-, 80- and 100-watt configurations and Type I, II and III distributions;
(ii)	120- and 150-watt Shoebox lights, Type II and Type III
(iii)	A 21” and a 28” decorative “Fairview “ light, a bell-shaped design that derived its name from the first installation in which it was used in Fairview, Texas; and
(iv)	a 60-watt decorative “Post Top” retrofit light.

Cobra head

Our cobra head utilizes our Aimed Optics™ technology, which is subject to a pending patent application in the U.S. and certain foreign patent applications as well.  In 2011, our Cobra Head SCHX5 earned the award for Best Outdoor Street Light, in its class, by the U.S. Department of Energy, the International Association of Lighting Designers and the Illuminating Engineering Society in the 2010 Next Generation Luminaires™ Solid State Lighting Design Competition. The SCHX5 outperformed its competition with an industry-high Fitted Target Efficacy score of 57 putting the most footcandles on the ground, in the pattern required, with the best uniformity, using the fewest LEDs and the least power consumed. The FTE was developed by the Department of Energy for evaluating ENERGY STAR® outdoor roadway luminaire light performance. EvoLucia’s SCHX5 LED was the only outdoor roadway/ parking luminaire in that category recognized with an award. In addition, the SCHX5 LED was selected to be a product that the judging panel would recommend to lighting specifiers.

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

Shoebox

The Shoebox utilizes the same Aimed Optics™ technology as the cobra head with a different housing.

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

Parking Garage Lights (PS14)

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

Distribution Channels

The Company has identified six primary distribution channels for its EvoLucia products, listed and discussed in more detail below, which it services through a network of manufacturers’ reps throughout North America and in various other countries:

1. Utilities,
2. Engineering Service Company (ESCO),
3. Commercial and Industrial (C&I),
4. Original Equipment Manufacturers (OEM),
5. Federal Government and
6. International channels.

1) Utility Market

NEMA (North American Manufacturing Association) estimates that public utilities have installed and currently maintain in excess of 12.5 million cobra head street lights, and 9 million decorative post-top pedestrian-scale street lights in the U.S. There are more than 1,300 utilities in the U.S., comprised of approximately 100 investor-owned utilities, 250 municipal power companies, 930 rural electrical cooperatives and 40 state- or federally- owned utilities. All four types of utilities have distinct and independent internal organizations with input into street lighting equipment and specifications.

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

4) Federal Government

All departments of the federal government, other than the Department of Defense, are required by the Energy Act of 2007 to use lighting with the lowest payback model. In order to sell any products to the U.S. Government, companies need approval from the General Services Administration (GSA) and must obtain a GSA authorization number. Companies with GSA authority are eligible to be included in the GSA purchasing catalog where any Department or Agency may purchase products up to $75,000 without an RFP or competitive bid. The Company was awarded a GSA schedule in February 2010. The Company has been successful in marketing its products to the U.S. military and has installed its lights on several military bases in the last two years. We continue to expand our capabilities in serving this market and expect this market to represent increasing sales in the future.

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

6) International

The international market represents a large opportunity for EvoLucia as many countries do not have the installed power generation and distribution infrastructure that exists in the U.S., and often have power costs that are significantly higher than in the U.S. In addition, several countries, including China and Mexico, have announced mandated transition to LED lighting. The international market presents additional challenges in addressing each country’s specific requirements and to arrange manufacturing and distribution sufficient to meet demand and to maintain quality. We are in active discussions with several countries to provide lighting solutions for specific projects. The international market did not represent a significant portion of sales in the most recent fiscal year; however, certain international markets are growing and this segment could contribute significant sales in the future.

Dependence on Customers

During the fiscal year ended December 31, 2011, we had aggregate sales of $709,251 to 2 customers, compared to sales of $548,018 to 2 customers for the five-month period ended December 31, 2010 and $1,004,916 to 4 customers for the year ended July 31, 2010, which sales individually represented more than 10% of the Company’s net revenues. Also, as of December 31, 2011, 59% of net accounts receivable were due from 2 customers, compared to 34% of net account receivable from 1 customer as of the end of 2010.

In 2011, the Company solidified its OEM relationship with OSRAM Sylvania. Sales through that OEM channel resulting from this relationship were more than 10% of the Company’s totals in 2011. This relationship also represented more than 10% of the Company’s accounts receivable as of the end of the fiscal year 2011. While we anticipate continued growth in sales through this channel, we also anticipate growth in other distribution channels which would result in this relationship representing a smaller percentage of overall revenues and accounts receivable in the future.

PATENTS

The Company and its subsidiaries and affiliates have applied for and obtained a number of patents in various technologies, particularly LED lighting and solar technologies. The table below lists the Company’s LED lighting patents.

 U.S. Patent Applications (including PCT applications with no corresponding pending US application):

Title	Application Number	Filing Date/ Priority Date	Status
Street Light Retrofit Assembly	29/361,123	May 5, 2010	Pending
Solid State Outdoor Overhead Lamp Assembly	61/325,116	April 16, 2010	Pending
Methods and Apparatuses For Transferring Heat From an LED Luminaire	12/706,620	Feb. 16, 2010/ Feb. 16, 2009	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	12/767,698	April 26, 2010/ April 24, 2009	Pending
Solid State Luminaire With Reduced Optical Losses	12/769,521	April 28, 2010/ April 28, 2009	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	12/769,556	April 28, 2010/ April 28, 2009	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	12/769,627	April 28, 2010/ April 28, 2009	Pending
LED Light Unit With Battery Back-up, Communications and Display	12/027,232	Feb. 6, 2008/ Feb. 6, 2007	Issued
LED Light Unit With Battery Back-up And Internal Switch State Detection	12/594,932	April 7, 2008/ April 6, 2007	Pending
LED Heat Sink and Lamp Assembly	12/685,571	July 14, 2008/ July 12, 2007	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	PCT/US09/46023	June 2, 2009/ June 2, 2008	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	PCT/US09/49629	July 2, 2009/ July 2, 2008	Pending

Foreign Applications (including PCT applications):

Title	Country	Application Number	Filing Date/ Priority Date	Status
Methods and Apparatuses For Transferring Heat From an LED Luminaire	WIPO	PCT/US10/24321	Feb. 16, 2010 / Feb. 16, 2009	Pending
Solid State Lighting Unit Incorporating Optical Spreading Elements	WIPO	PCT/US10/32443	Apr. 26, 2010/ Apr. 24, 2009	Pending
Solid State Luminaire With Reduced Optical Losses	WIPO	PCT/US10/32818	Apr. 28, 2010/ Apr. 28, 2009	Pending
Solid State Luminaire Having Precise Aiming and Thermal Control	WIPO	PCT/US10/32827	Apr. 28, 2010/ Apr. 28, 2009	Pending
Retrofit System For Converting an Existing Luminaire into A Solid State Lighting Luminaire	WIPO	PCT/US10/32857	Apr. 28, 2010/ Apr. 28, 2009	Pending
LED Lamp Assembly with Enhanced Cooling by Induced Air Flow	WIPO	PCT/US09/46023	June 2, 2009 / June 2, 2008	Pending
Light Unit with Output Pattern Synthesized from Multiple Light Sources	WIPO	PCT/US09/49629	July 2, 2009 / July 2, 2008	Pending
Light emitting diode and its Manufacturing Method	Japan	Application No. 2004-36604 Registration No. No. 4160000	February 13, 2004	Registered

Need for Government Approval of Principal Products and Services

We do not require government approval to sell any of our products. However, in certain instances our customers may desire carbon and tax credits associated with the use of our products, which requires governmental approval.

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

Employees

As of March 27, 2012, we had 11 full-time employees. We have not experienced any work stoppages and consider relations with employees to be good.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. PROPERTIES

We currently lease an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease requires monthly rent, including sales tax, of approximately $10,445. The building consists of 17,252 square feet of laboratory, warehouse and office space. The facilities are in good condition and are adequate for small scale commercialization of our products. We are participating in an incentive-based grant program through Sarasota County which resulted in an incentive of $50,000 in fiscal year 2009.

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

EPIR Litigation

During 2010 and 2011, the Company was a party to a lawsuit arising out of its Research, Development and Supply Agreement with EPIR Technologies, Inc. (“EPIR”). The suit was brought by EPIR in August, 2010 and sought an unspecified amount of damages and other unspecified equitable relief. The litigation was settled in 2011 at no out-of-pocket cost to the Company, other than legal expenses incurred. EPIR returned approximately 69,000,000 shares of the Company’s common stock as part of the settlement, of which approximately 59,000,000 were cancelled. EPIR also cancelled an option to acquire 25,000,000 shares of common stock of the Company. The Company returned all of the shares of EPIR that it owned as part of the settlement. The lawsuit was dismissed with prejudice in the second quarter of 2011. The Company retains the right to a 50% share of any revenues recognized from the jointly-developed solar technology that results from its relationship with EPIR.

The Company paid no legal fees related to this litigation in fiscal year 2011. Certain legal fees charged in the litigation remain outstanding and are in dispute. The Company has pledged 9,700,000 shares of its common stock to secure any obligation it may have to pay any further legal fees related to this litigation.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

	Calendar 2011		Calendar 2010
	High	Low	High	Low
First Quarter	$.04	$.02	$.13	$.09
Second Quarter	$.05	$.02	$.09	$.05
Third Quarter	$.04	$.02	$.06	$.03
Fourth Quarter	$.02	$.02	$.05	$.02

 Holders

As of March 26, 2012, we had approximately 1,518 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Island Stock Transfer, Inc. 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

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

Recent Sales of Unregistered Securities

 In the first quarter of 2011, the Company issued 99,999 shares of common stock to 3 employees for services rendered.

In the second quarter of 2011, the Company issued 1,093,300 shares to 6 employees for services rendered. In addition during that quarter 125,000 shares of common stock were issued to a former employee to correct an error in a stock option exercise from a prior period and 285,514 shares of common stock were issued upon exercise of outstanding stock options having an aggregate exercise price of $29.

In the third quarter of 2011, the Company issued  596,539 shares to 2 employees for services rendered; 200,000 shares to a director for services rendered; 200,000 to a consultant for services rendered; and 300,000 shares to 2 individuals upon exercise of outstanding stock options having an aggregate exercise price of $30.

In the fourth quarter of 2011, the Company issued 1,137,500 shares of common stock to 4 employees for services.

In the fourth quarter of 2011, the Company issued 33,750,000 to 10 accredited investors for $500,000 in cash and $175,000 in satisfaction of unpaid liabilities for compensation to the former CEO. An additional 1,400,000 shares is due to an employee in satisfaction of deferred compensation in the amount of $28,000.

In the fourth quarter of 2011, the Company issued 125,000 shares to correct an error in an issuance in a prior period.

In the first quarter of 2012, the Company issued 3,000,000 shares in satisfaction of an outstanding invoice to a professional service provider.

In the first quarter of 2012, the Company issued 142,960,000 shares to 24 accredited investors for $1,429,600 in cash and an additional 35,000,000 shares to 7 holders of convertible notes in conversion of $350,000 of principal on that debt.

In the first quarter of 2012, the Company issued 25,000,000 shares to a director who provided a working capital line of credit to the Company in the initial aggregate amount of $2,000,000.

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

Overview

In fiscal year 2011, the Company exited its solar and infrared business lines after concluding that those technologies would not yield valuable opportunities for profitable growth in the future given the Company’s cash flow constraints and the market factors at work in those businesses. During fiscal year 2011, the Company’s sole focus was its LED lighting business, which is its sole business at this time. See “Description of the Business.”

For the fiscal year ended December 31, 201, the Company had a net loss of $4,160,638, as compared to a net loss of $17,984,592 for the fiscal year ended December 31, 2010, or a decrease of $13,823,954 (77%). The decrease resulted from three primary areas: a reduction of approximately $4.2 million in selling, general and administrative expenses, a reduction in research and development expenses of approximately $3.6 million and a non-recurring impairment to the Company’s investment in EPIR of approximately $3.7 million in 2010. See “Other Income and Expenses”, below. The net loss from operations for the fiscal year ended December 31, 2011 was $4,190,917 as compared to a net loss from operations in the fiscal year ended December 31, 2010 of $13,110,027, or a decrease of 68%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

Certain events occurring after the end of the fiscal year had a significant impact on the Company’s liquidity and cash available for operations. See “Subsequent Events”.

Results of Operations

In 2010, the Company changed its fiscal year from July 31 to December 31. Our audited financial statements for 2010 present the twelve-month period ending July 31, 2010 and the five-month period ending December 31, 2010. Also, in late 2009 and 2010, the Company incurred significant, non-recurring expenses related to the solar business, a business segment which the Company exited in 2010. For these reasons, the Company believes that a comparison of the fiscal year ended December 31, 2011 to the fiscal year ended December 31, 2010 is significantly more relevant to an understanding of its results of operations than comparisons to the twelve months ended July 31, 2010 and the five months ended December 31, 2010. The financial statements and notes thereto included herein present the three periods as audited, and we encourage you to review the financial statements and the notes thereto. The following information relating to the results of operations compares the twelve months ended December 31 for each of the two most recent years. You should note that the results of operations for the twelve months ended December 31, 2010 are not derived from audited financial statements for that period

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the consolidated financial statements included herewith for the fiscal years ending December 31, 2011 and December 31, 2010.

	2011	2010 (unaudited)
Sales	$2,639,364	$2,019,840
Cost of Sales	2,157,198	2,637,753
Selling, General & Administrative Expenses	4,543,258	8,541,391
Research and Development Expenses	-0-	3,950,723
Total Operating Costs and Expenses	4,543,258	12,492,114
Operating Loss	(4,061,092)	(13,110,027)
Impairment of Investment in EPIR	-	3,680,731
Net Other Expense	99,546	1,193,834
Net Loss	$(4,160,638)	$(17,984,592)

Revenues

Revenues for the fiscal year ended December 31, 2011 were $2,639,364, which represented an increase of approximately 31% from the prior year of $2,019,840. All of the Company’s sales in 2011 were sales of LED lighting products, and all of the increase in revenue was a result of sales of LED lighting fixtures.

A number of initiatives were begun in 2011 or continued from the prior year that contributed to the increases in sales for the year, in particular focusing efforts on markets where the Company or its representatives have existing relationships and projects where the Company’s products could be specified for a particular application. The Company also focused on universities and military installations having larger installations and the opportunity for follow-on orders.

Gross Profit

The Company had a gross profit of $482,166 (for a gross profit margin of 18.3% for the year ended December 31, 2011, as compared to a gross loss of $617,913 for the fiscal year ended December 31, 2010.  A number of factors contributed to this improvement in performance, particularly:

•	Reductions in cost of goods sold driven primarily by declining prices on certain components market-wide and improved sourcing of components, along with efficiencies in manufacturing processes.
•
Significant reductions in consulting and engineering expenses as several of the Company’s product designs were finalized in 2010 and prototyping expenses were reduced in the move to standardized products.

•	Reductions in virtually all overhead expense categories, which resulted from a focused effort to reduce expenses and improve profitability.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes the costs of sale of our products, including material costs, manufacturing and labor, freight and shipping, warranty expense and sales commissions. COGS decreased 18% in fiscal year 2011 to $2,157,198 from $2,637,753 in fiscal year 2010. This decrease reflected manufacturing efficiencies and material cost savings through volume purchasing and decreasing costs of components. Sales commissions were essentially flat year to year.

Expenses

Total operating expenses were reduced by 63.6%, to $4,543,258 in fiscal year 2011 compared to $12,492,114 in 2010. Selling, general and Administrative expenses were reduced by 46.8% over the period, to $4,543,258 in 2011 from $8,541,391 in 2010.

The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2011 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $339,435 for the year ended December 31, 2011, compared to $3,249,670 for the year ending December 31, 2010, a decrease of approximately $2.9 million. The Company’s development of its existing products was completed in fiscal year 2010; product development costs in 2011 represented refining existing designs and development of the next generation cobrahead and shoebox products. In addition, the Company did not have sufficient capital from operating revenues or other sources to deveote significant additional resources to product development in 2011.

General and Administrative

General and administrative expenses are the ordinary expenses of running the business, including overhead, managerial salaries and occupancy expense. For the year ended December 31, 2011 the Company’s general and administrative expenses were $4,173,063, compared to $8,541,391 in the prior year, an improvement of 51.1%. This improvement reflected the Company’s cost reduction measures and significant reductions in travel expenses, consulting services and professional fees, which declined primarily due to a decrease in legal fees. These measures were implemented in response to the Company’s focus on becoming profitable as quickly as possible and the need to preserve cash for operating expenses.

Marketing Costs

Marketing costs totaled $30,760 in fiscal year 2011, as compared to $38,351 in fiscal year 2010, representing a decrease of $7,591 or 19.8%.

Research and Development

The Company exited its solar and infrared businesses in 2010 and incurred no research and development expenses in 2011. In 2010, research and development expenses were $3,950,723. We do not anticipate incurring research and development expenses going forward.

Other Income and Expenses

Other income and expense reflects interests costs (net of interest income), including derivatives and impairment costs, as discussed below:

Interest expense for the year ended December 31, 2011 was $99,546, compared to $71,920 of interest expense for the year ended December 31, 2010. The increase in interest expense resulting from the sale of $1,000,000 in convertible debentures in June of 2011 that were not outstanding in 2010.

Derivative losses - The Company had no derivative expense in 2011. We had derivative expense of $336,488  during fiscal year 2010 which related to the sale of convertible debentures in July 2010 in the principal amount of $1,000,000 that were settled for 64,516,127 shares in the third quarter of 2010.

Impairments – The Company had no impairment expense in 2011. In 2010, we recognized an impairment of $3,680,385 related to our investment in EPIR relating to the solar business.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2011, the Company relied upon additional investment through sales of common stock and debentures in order to fund its operations. For recent financing activities  See “Subsequent Events” below and Note P to the Financial Statements included elsewhere herein.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. As of December 31, 2011, we had $235,878 in cash and cash equivalents. We had receivables, net of allowances, of $409,064 and inventory of $560,738 and our current liabilities were $2,892,332, of which $1,000,000 are convertible into common stock.

Our business cycle is working capital intensive. The sales cycle can be several months or longer and sales are not invoiced until the product has been built and shipped, requiring all cost of goods other than sales commissions to be incurred prior to payment on an order. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. We do not have a credit line, and until we are profitable, credit is uncertain for the Company.

As noted below, the Company accepted subscriptions for the sale of common stock in the aggregate amount of $__ million on March 29, 2011. At the same time, the Company was given a working capital line of credit by a private investor of $2 million. These funds, along with the restructuring of the Company’s liabilities discussed further below, provide sufficient working capital for the Company to continue its operations through fiscal year 2012. See “Subsequent Events” and Note P to the Financial Statements included herein.

The Company uses contract manufacturers to produce its products and therefore does not have significant capital expenditures at this time.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 totaled $2,372,523, which included non-cash stock charges of $1,720,981.

Investing Activities

Net cash used in investing for the year ended December 31, 2011 was $20,964.

Financing Activities

Our net cash raised in financing activities for the fiscal year ended December 31, 2011 was $1,343,590, of which $1,000,000 resulted from the sale of convertible debentures and $500,071 resulted from the sale of common stock. In addition, the Company repaid short-term debt of $156,281 during 2011.

Cash Requirements

As of December 31, 2011, we had $235,858 in cash and cash equivalents. As discussed below, this is not adequate to maintain the Company’s current level of operations through December 31, 2012. However, subsequent events have significantly improved the Company’s cash position and ability to maintain its operations. See “Subsequent Events” below and Note P to the Financial Statements included herein.

Subsequent Events

On January 31, 2012, a restricted stock award on 1,000,000 shares of common stock was granted to an employee of the Company. This restricted stock award vests on a quarterly basis over a one-year period beginning June 30, 2012 as to 250,000 shares per quarter. The Company may, at its option, pay the award in cash in an amount equal to the number of vested shares times the greater of the average closing price of the Company’s common stock over the twenty trading days immediately prior to the vesting date or $.025.

On February 16, 2012, the Company granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.045 per share and vests as to 50% of the shares one-year after the date of grant and ratably per quarter for the following three years. This option has a term of 10 years.

In March 2012, the Company issued 3,000,000 shares of its common stock in satisfaction of an outstanding invoice from a professional service provider.

On March 28, 2012, the Company accepted subscriptions from 24 investors to purchase 142,960,000 shares of its common stock for an aggregate purchase price of $1,429,600. In addition, a private investor and shareholder of the Company has made available to the Company a working capital line of credit $2 million, which may be increased in the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender. The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer.

In addition, holders of an aggregate of $700,000 in principal of the 9% convertible notes issued in 2011 (the “Convertible Notes”) have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $650,000. The Company will issue an aggregate of 35,000,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock.

At the same time, the Company restructured the 10% promissory notes issued in 2010 (the “2010 Notes”). The 2010 Notes are held by 8 individuals and have principal amounts outstanding ranging from $20,000 to $175,000. The principal outstanding on the 2010 Notes as of year-end 2011 was $672,687. As restructured, the new notes are held by 7 individuals, bear interest at 10%, and mature on July 1, 2013. In connection with this restructuring, $80,000 of the principal amount of the notes was paid to holders.

Recent Accounting Pronouncements

 In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to interest rate changes. We are subject to changes in the prices of energy, which are out of our control.

Effect of Changes in Prices

In the lighting industry, prices of equivalent incandescent lighting products are lower than the Company’s prices. In addition, some competing LED lighting fixtures are priced lower than the Company’s products. Reducing the cost of our products is a primary focus at this time and will be necessary in order for our LED lighting products to be competitive in the marketplace in the future.

ITEM 8 . FINANCIAL STATEMENT AND SUPPLEMENTAL DATA

The Company's audited financial statements and notes thereto appear in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Management Report on Disclosure Controls

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective and no material weaknesses had been identified.

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

Our Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework  (1992) and  Internal Control Over Financial Reporting – Guidance for Smaller Public Companies  (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In addition, the Company engaged a third party to conduct a review of its internal control and to test the effectiveness of its internal control over financial reporting. The consulting firm issued a report to the Board of Directors of the Company dated March 14, 2012 that concluded that the Company’s internal control over financial reporting were properly designed and operated effectively. The report also noted that the consultant did not identify any significant and/or material deficiencies in the course of its testing.

Based upon these analyses, the Company has concluded that its internal controls over financial reporting are properly designed and operate effectively and that there are not material deficiencies or weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the names and certain other information regarding individuals who served as directors and executive officers during fiscal year 2011.

Name	Age	Position
Arthur Buckland	63	Director, Acting Chairman of the Board and Chief Executive Officer and Acting Chief Financial Officer
Erich Hofer	52	Director
Robert A. Fugerer	53	Former Chief Technology Officer
Thomas A. Siegfried	60	Director
Matthew Veal		Chief Financial Officer

Mr. Buckland served as Acting Chief Financial Officer from May 20, 2011 through the end of the fiscal year, having taken that role upon the departure of the former Chief Financial Officer. Mr. Fugerer served as Chief Technology Officer until his resignation on August 24, 2011. Mr. Veal served as Chief Financial Officer until his resignation on May 20, 2011

Pursuant to our Bylaws, directors are elected at the Annual Meeting of Stockholders, and each director holds office until his or her successor is elected and qualified. Officers are elected by the Board of Directors and hold office until an officer’s successor has been duly appointed and qualified unless an officer dies, resigns or is removed by the Board prior to that time. There are no family relationships among any of our directors and executive officers.

Background of Directors and Executive Officers

Arthur Buckland served throughout 2011 as Chief Executive Officer and Acting Chairman of the Board of the Company. Also, after May 20, 2011, Mr. Buckland served as Acting Chief Financial Officer. Mr. Buckland has more than twenty years of experience as an executive officer of companies, primarily in the electronics industry, and director on various boards of publicly-traded companies.  Mr. Buckland is the co-founder of the Los Angeles, CA based company Angeles Energy.  From 2007 to 2009 Mr. Buckland held a series of executive positions at Soliant Energy Inc. including Chairman, Chief Executive Officer and President.  Mr. Buckland was also co-founder, Chairman, and Chief Executive Officer of Massachusetts-based Engim Inc from 2001 – 2003.  In 1996, Mr. Buckland was named Entrepreneur of the Year by NASDAQ, Ernst & Young, and USA Today for his entrepreneurial efforts with Clare Inc. from 1993 to 2001.  Mr. Buckland holds a Masters in Business Administration from Harvard and a Bachelors of Science from Syracuse University.

Robert Fugerer served as the Company’s Chief Technology Officer until August 24, 2011.  Prior to joining the Company in 2006 Mr. Fugerer served as principal engineer for electro-optical and signal processing technologies at the Arnold Engineering and Development Center in Tullahoma Tennessee and then Senior Applications Engineer for Arrow Electronics in Tampa Florida. Mr. Fugerer has a Bachelor degree in Engineering Science from Lipscomb University and Bachelor degree in Electrical Engineering from Vanderbilt University where he graduated Summa Cum Laude. Mr. Fugerer also has a Master of Science in Electrical Engineering from the University of Tennessee and Master of Science in Engineering Management from the University of Alabama.

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

2011 Board Meetings

During the fiscal year ended December 31, 2011, the Board formally met 11 times and took action by unanimous consent on 5 additional occasions. All of the directors attended each of the meetings of the Board in 2011.

Board Committees

Audit Committee

We do not have a separate Audit Committee; rather, our board of directors performed the functions of an Audit Committee during 2011. These functions include recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2011. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2011, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders.

Director Compensation

The Company compensates outside directors on a negotiated basis including expenses for their service. Mr. Hofer has certain compensation and incentive arrangements with the Company that are described under "Employment Contracts and Consulting Agreements" below. Directors who are executive officers or employees of the Company do not receive separate compensation for their service on the board of directors.

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

To the best of our knowledge, no Executive Officer or Director is the subject of any pending legal proceedings.

Compensation Discussion and Analysis

Currently, the Company’s philosophy is to align compensation with its short-term goals (development of products, sales, and generating positive cash flow) as well as the long-term goal of providing expertise to develop long-term product development and development of markets for the Company to pursue. Our plan was determined by a combination of upper management, finance and operations departments, based on research available from NCEO (the National Center for Employee Ownership) and other research management is familiar with. The current plan has the flexibility to be changed as the needs of the Company and the circumstances surrounding it change. The Company has designed its compensation structure to provide its core employees with fair but slightly below-market compensation and supplement that compensation with equity-based incentives such as stock options and stock-basedcompensation in certain cases. These equity-basedincentives align the interests of employees with those of shareholders and allow the employees to earn higher rates of income if the value of the Company improves over time. . The equity-based incentives also give the Company the ability to utilize less cash for compensation and still reward employees for performance improvements. Certain consultants have elected to be paid in shares only.

We do not work from any specified formula in setting compensation. Individual awards are based on a combination of factors, including current compensation level, the importance of the type of work performed to the Company’s overall goals, the relative degree of an individual’s shortfall between current compensation and market compensation for the particular job and executive management’s determination of the impact of the incentive level on performance. In 2011, we awarded options with terms of 10 years that vest over four years to provide longer-term incentives. All of our employees who served in 2011 who were not founders of the Company were granted stock options.

We match to our 401(k) up to a specified level, which is the same for all employees. This is the only form of retirement plan we offer.  We pay a portion of health insurance for our employees.

Historically, we entered into employment agreements with most of our employees. During 2010, we began to move away from written employment agreements for employees other than the CEO, mutually agreeing to terminations of agreements with two of our executive officers and allowing other agreements to expire without renewing them. However, all of these employees remain employed by the Company. As of December 31, 2011, the Chief Executive Officer was the only employee with a current written employment agreement.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and our other executive officers during the fiscal year ended December 31, 2011 and the comparable period in 2010. For Messrs Fugerer and Vela, the table includes compensation information for the period from January 1, 2011 through the last date of employment (May 20, 2011 for Mr. Veal and August 24, 2011 for Mr. Fugerer).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Art Buckland	2011	$300,000	-0-	-0-	-0-		-0-	-0-		$300,000
CEO	2010	$76,697	-0-	-0-	$3,137,971	(1)	-0-	-0-		3,214,668

Robert Fugerer	2011		$-0-	-0-	-0-		-0-	-0-		$169,891
CTO	2010	150,000	-0-	-0-	-0-		-0-	-0-		$169,977

Matthew Veal	2011	$100,000	-0-	-0-	-0-		-0-	-0-		$113,470
CFO	2010	100,000	-0-	-0-	-0-		-0-	-0-		$110,298

(1)
Mr. Buckland was granted an option to purchase 72,000,000 shares of common stock at an exercise price of $.045 (the closing price of the Company’s stock on September 17, 2010). This option is exercisable as to 25% of the shares on September 17, 2011. The remainder of the shares subject to the option vest ratably on a monthly basis thereafter. The amount shown is the Black-Scholes valuation of this option, assuming a volatility rate of 130%, a risk-free interest rate of 3%, -0- dividend rate and a term of 5 years.

(2)	All other Compensation did not exceed $10,000 for any named executive in 2011 or 2010.

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
CEO Art Buckland	22,500.000	49,500,0000	-0-	$0.045	9/17/2020	49,500,000	-0-	-0-	-0-

Former CTO Robert Fugerer	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

 None of our executive officers exercised any stock option or stock-based incentive during 2011. The following table sets forth in tabular form information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis, as required by SEC regulations:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
CEO Art Buckland	-0-	-0-	-0-	-0-
Former Chief Technology Officer Robert Fugerer	-0-	-0-	-0-	-0-
Former Chief Financial Officer Matt Veal	-0-	-0-	-0-	-0-

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.  However, stock options granted under the Plan vest in the event of a change of control.

EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment and consulting contracts with its executives and consultants, described more fully below:

On August 30, 2010, the Board of Directors approved the appointment of Arthur Buckland as Chief Executive Officer and director of the Company effective September 7, 2010.

Under terms of the Employment Agreement between the Company and Mr. Buckland, Mr. Buckland’s term of employment with the Company will be at will.  Either Mr. Buckland or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for Mr. Buckland’s services as CEO and director, the Company shall compensate Mr. Buckland an annual base salary of $300,000.  Mr. Buckland’s Base Salary will be subject to modification in accordance with the Company’s practices, policies, and procedures but will not be reduced without Mr. Buckland’s consent.

In addition, Mr. Buckland will be eligible to earn (A) an annual target bonus of up to fifty percent (50%) of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses, and (B) a stock bonus up to an additional two percent (2%) of the Company’s fully-diluted issued and outstanding.  The calculation of the number of shares issued and outstanding will be based on the actual outstanding shares on a fully diluted basis Under the Agreement, the Company reserves the right to recognize and reward special contributions Mr. Buckland may make to the Company.  The Company may, from time to time and at any time, pay, or cause to be paid, to Mr. Buckland such bonus compensation, if any, as the Board may, in its sole and absolute discretion, determine to be appropriate. No bonus was paid to Mr. Buckland with respect to fiscal year 2010 or 2011.

Pursuant to the terms of his employment agreement, Mr. Buckland was granted an option to purchase seventy-two million (72,000,000) shares of the Company’s stock on September 17, 2010.  The exercise price for this option is $.0.045 (the closing price of the stock on the date of grant).  Mr. Buckland’s options are subject to Company’s standard four-year vesting provisions:  twenty-five percent (25%) to vest after the first twelve (12) months of continuous service with the Company, with monthly ratable vesting thereafter for the remaining shares.

Mr. Buckland’s employment terminated for strategic differences in January 2012. See “Subsequent Events.”

Robert Fugerer, Chief Technology Officer of the Company, served pursuant to an employment agreement, which provided for an annual salary of $150,000 plus benefits on the same terms as available to other employees.  The agreement also entitled Mr. Fugerer to certain severance benefits in the event his employment was terminated by the Company. In March of 2011, the Company and Mr. Fugerer mutually agreed to cancel Mr. Fugerer’s employment agreement. In August of 2011, Mr. Fugerer resigned from his employment with the Company.

Matthew Veal served as the Company’s Chief Financial Officer until his resignation on May 20, 2011. He did not seve pursuant to a written employment agreement during 2011.

  On June 16, 2010, the Company entered into a three-year agreement with Erich Hofer, to serve as a director of the Company.  In consideration of the services to be rendered by him as a director, the Company agreed to pay Mr. Hofer a fee of $2,000 per month and issue him 200,000 shares of common stock of the Company per year. In October 2011, the Company granted a stock option to Mr. Hofer to acquire 4,500,000 shares of the Company’s common stock at the market value of the stock on that date ($.02 per share). This option vests over a four-year period in the same manner as options granted to employees (25% after one year and ratably per quarter thereafter for 3 years).

On June 16, 2010, the Company entered into a Cooperation Agreement with Mr. Hofer for a term of one (1) year, pursuant to which he is to introduce the Company to organizations, companies and/or individuals which he has vetted (the “Services”) for the purpose of transacting business.  As consideration for the Services, upon closing of a transaction resulting from the Services, the Company agreed to pay him a fee of 7.0% of the determined value of said transaction, 80% of which will payable in shares of common stock valued at the ten day trailing average closing bid price on the day of such closing and 20% of which will be paid in cash. This Agreement terminated in 2011, and no compensation was paid pursuant to this Agreement to Mr. Hofer.

Additionally, on June 16, 2010, the Company entered into a Strategic Sales and Marketing Agreement with Mr. Hofer, for a term of one (1) year, whereby the Company appointed him as its sales representative to undertake selling the Company’s solid state lighting fixtures and renewable energy products to customers (the “Sales”).  In consideration for the Sales, the Company agreed to pay him up to a 10% sales commission. This Agreement terminated in 2011, and no compensation was paid pursuant to this Agreement to Mr. Hofer.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Thomas A. Siegfried** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	44,000,000	4.96%

Robert A. Fugerer** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	50,395,408	5.68%

Erich Hofer** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	200,000	*%

Arthur Buckland** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	58,500,000 (3)	6.59%

Matthew Veal** 106 Cattlemen Road Sarasota, Florida 34232	Common Stock	270,000	*%

All Officers and Directors As a Group (5 persons)	Common Stock(3)(4)	153,365,408	17.28%
* Less than 1%.
** Executive officer and/or director.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 887,694,803 shares of common stock issued and outstanding as of March 27, 2012.
(3)	Includes 24 million shares of common stock subject to options exercisable within 60 days of December 31, 2012.

Mr. Fugerer, Chief Technology Officer, resigned from the Sunovia Board of Directors in early 2011.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 During 2011, the Company engaged in the following transactions with executive officers and directors:

In June 2011, the Company sold 9% Convertible Promissory Notes to certain existing shareholders of the Company who were accredited investors. In connection with that offering, Mr. Buckland and certain members of his family purchased an aggregate of $200,000 in principal of those Convertible Notes. Mr. Buckland and his affiliates acquired the convertible notes on the same terms and subject to the same conditions as other purchasers of those notes.

In December 2011, the Company sold shares of its common stock to certain existing shareholders who were accredited investors at a price of $.02 per share. In connection with that offering, Mr. Buckland acquired shares having an aggregate purchase price of $200,000 for a combination of cash and extinguishment of an obligation of the Company to pay deferred salary.

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

Audit Fees

Our principal accountant, Kingery & Crouse, P.A.,  rendered services audit and other services to us during the fiscal periods indicated for the fees listed:

	Fiscal year ended	Fiscal year ended
	December 31, 2011	December 31, 2010

Audit fees	$51,150	$38,986
Audit-related fees	$	$
Tax fees	Nil	Nil
All other fees	Nil	Nil

In addition, in 2010, the Company paid its former auditor $13,000 in audit fees.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated June 15, 2009 (9)

10.10	Form of Security Agreement dated June 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated June 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated June 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013

10.21	Consulting Agreement with VM5 Ventures, LLC

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007
(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007
(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.
(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Date: March 30, 2012	By:	/s/ MEL INTERIANO
Mel Interiano
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2012	By:	/s/ ERICH HOFER
Erich Hofer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/MEL INTERIANO	Chief Executive Officer	March 30, 2012
Mel Interiano	(Principal Executive Officer)

/s/ERICH HOFER	Chief Financial Officer (Principal Financial Officer and Principal Accounting	March 30, 2012
Erich Hofer	Officer) and Treasurer

/s/ERICH HOFER	Director	March 30, 2012
Erich Hofer

/s/THOMAS A. SIEGFRIED	Director	March 30, 2012
Thomas A. Siegfried

 To The Board of Directors and Stockholders

Sunovia Energy Technologies, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Sunovia Energy Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and of cash flows for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunovia Energy Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
March  29, 2012

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$235,878	$1,285,575
Accounts receivable, net	409,064	491,740
Inventory	560,738	653,307
Prepaid expenses and other current assets	67,660	74,459
Total current assets	1,273,340	2,505,081

Property and equipment, at cost, net of
accumulated depreciation of $596,473 and $458,269	92,024	209,264

Other assets:
Patents and other assets	123,008	151,918

	$1,488,372	$2,866,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$569,645	$1,054,669
Common stock redemption	650,000	650,000
Convertible notes payable	1,000,000	-
Current portion of notes payable	672,687	598,326
Total current liabilities	2,892,332	2,302,995

Long term portion of notes payable	-	230,642

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
884,694,803 and 908,010,135
shares issued and outstanding	884,695	908,010
Additional paid-in capital	81,587,657	79,140,290
Accumulated (deficit)	(83,841,837)	(79,681,199)
	(1,369,485)	367,101
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(1,403,960)	332,626
	$1,488,372	$2,866,263

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2011,
the Five Months Ended December 31, 2010 and
the Year Ended July 31, 2010

	Year	Five Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	July 31,
	2011	2010	2010

Sales	$2,639,364	$1,067,903	$1,587,418

Cost of sales	2,157,198	1,218,407	1,785,467

Gross profit (loss)	482,166	(150,504)	(198,049)

Operating expenses:
Research and development	-	-	7,145,723
Selling, general and administrative expenses	4,543,258	3,705,448	7,783,761
	4,543,258	3,705,448	14,929,484

Loss from operations	(4,061,092)	(3,855,952)	(15,127,533)

Other (Income) expense:
Derivative loss	-	-	1,663,539
Impairment of investment in EPIR	-	-	3,680,385
Interest expense, net	99,546	42,384	47,091
	99,546	42,384	5,391,015

Loss before income taxes	(4,160,638)	(3,898,336)	(20,518,548)
Income taxes	-	-	-
Net loss	$(4,160,638)	$(3,898,336)	$(20,518,548)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)	$(0.03)
Weighted average shares outstanding	876,793,343	882,023,545	666,469,427

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Year Ended July 31, 2010, the Five Months Ended December 31, 2010, and the Year Ended December 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance July 31, 2009	533,493,450	$533,493	$57,014,179	$(55,264,315)	$(34,475)	$2,248,882

Shares issued for services	9,202,693	9,203	781,214	-	-	790,417
Shares issued for cash	84,499,854	84,500	3,990,750	-	-	4,075,250
Stock options and warrants granted for services	-	-	2,763,485	-	-	2,763,485
Exercise of options for cash	1,097,582	1,098	(988)	-	-	110
Shares issued for debenture conversions	30,992,943	30,993	2,632,536	-	-	2,663,529
Shares issued to EPIR for research and development	49,600,498	49,600	5,826,430	-	-	5,876,030
Shares issued in satisfaction of accruals	1,053,333	1,053	819,337			820,390
Shares cancelled	(3,000,000)	(3,000)	3,000	-	-	-
Net (loss) for the year	-	-	-	(20,518,548)	-	(20,518,548)
Balance July 31, 2010	706,940,353	706,940	73,829,943	(75,782,863)	(34,475)	(1,280,455)

Shares issued for services	3,151,167	3,151	133,771	-	-	136,922
Stock options and warrants granted for services	-	-	1,432,209	-	-	1,432,209
Shares issued for cash	129,650,000	129,650	2,463,350	-	-	2,593,000
Shares issued in satisfaction of accruals	2,870,000	2,870	140,630	-	-	143,500
Exercise of options for cash	882,488	883	(796)	-	-	87
Shares issued for debenture conversions	64,516,127	64,516	1,141,183	-	-	1,205,699
Net (loss) for the year	-	-	-	(3,898,336)	-	(3,898,336)
Balance December 31, 2010	908,010,135	908,010	79,140,290	(79,681,199)	(34,475)	332,626

Shares cancelled and retired	(63,284,162)	(63,284)	63,284	-	-	-
Adjustment for shares issued in prior years	2,280,978	2,281	(2,281)	-	-	-
Exercise of options for cash	710,514	711	(640)	-	-	71
Shares issued for services	3,227,338	3,227	88,754	-	-	91,981
Shares issued for cash	25,000,000	25,000	475,000	-	-	500,000
Shares issued in satisfaction of accruals	8,750,000	8,750	194,250	-	-	203,000
Stock options and warrants granted for services	-	-	1,629,000	-	-	1,629,000
Net (loss) for the year	-	-	-	(4,160,638)	-	(4,160,638)
Balance December 31, 2011	884,694,803	$884,695	$81,587,657	$(83,841,837)	$(34,475)	$(1,403,960)

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the year Ended December 31, 2011,
the Five Months Ended December 31, 2010 and
the Year Ended July 31, 2010

	Year	Five Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	July 31,
	2011	2010	2010
Cash flows from operating activities:
Net loss	$(4,160,638)	$(3,898,336)	$(20,518,548)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	167,114	107,400	214,172
Impairment of investment in EPIR	-	-	3,680,385
Provision for bad debts	20,898	25,000	10,111
Non cash stock charges	1,720,981	1,574,830	11,093,461
Change in fair value of derivative liability	-	-	16,642
Changes in assets and liabilities:
Accounts receivable	61,778	(294,656)	(93,999)
Accounts receivable - related party	-	20,110	(20,110)
Inventory	92,569	291,451	(710,207)
Prepaid expenses and other current assets	6,799	(51,785)	7,673
Other assets	-	-	(1,930)
Accounts payable and accrued expenses	(282,024)	(255,052)	1,149,427
Total adjustments	1,788,115	1,417,298	15,345,625
Net cash (used in) operating activities	(2,372,523)	(2,481,038)	(5,172,923)

Cash flows from investing activities:
Acquisition of property and equipment	(20,964)	(7,988)	(358,386)
Net cash (used in) investing activities	(20,964)	(7,988)	(358,386)

Cash flows from financing activities:
Common shares issued for cash	500,071	2,593,087	4,075,360
Proceeds from notes payable	-	122,642	706,326
Repayment on notes payable	(156,281)	-	-
Proceeds from convertible debentures	1,000,000	-	1,500,000
Net cash provided by financing activities	1,343,790	2,715,729	6,281,686

Increase (decrease) in cash and cash equivalents	(1,049,697)	226,703	750,377
Cash and cash equivalents, beginning	1,285,575	1,058,872	308,495
Cash and cash equivalents, ending	$235,878	$1,285,575	$1,058,872

Supplemental cash flow information:
Cash paid for interest	$73,290	$42,421	$37,208
Cash paid for income taxes	$-	$-	$-
Non cash investing and financing activities
Issuance of common shares in exchange for convertible debentures	$-	$1,200,000	$1,000,000
Issuance of common shares in satisfaction of accruals	$203,000	$143,500	$820,390

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the Company”) is a Nevada corporation engaged in the business of designing, manufacturing, marketing and selling energy-efficient light emitting diode (LED) lighting fixtures. The Company also previously developed technology in solar energy and infrared.   Through its wholly-owned subsidiary, EvoLucia, Inc., the Company develops and sells environmentally responsible lighting products that utilize energy-efficient LED technologies. The Company, through its wholly-owned subsidiary, Sunovia Solar, Inc., developed technologies in the solar energy arena designed to improve the efficiency of solar energy production and delivery.  The Company also developed mercury cadmium telluride infrared cells that increase efficiencies in infrared technology.

In March, 2008, the Company launched, EvoLucia, Inc. as its solid state lighting division. EvoLucia designs, patents, markets and distributes proprietary LED lighting fixtures through a number of channels, including strategic partnerships and energy solution providers.

Comparable Prior Period Information

Presented below is the unaudited comparable information for the corresponding prior period.

Year Ended December 31, 2010:

Revenue	$2,019,840
Cost of goods sold	$2,637,753
Gross (loss)	$(617,913)
Operating expenses	$12,492,114
(Loss) from operations	$(13,110,027)
Other expenses	$(4,874,565)
(Loss) before income taxes	$(17,984,592)
Income taxes	$-
Net (loss)	$(17,984,592)
Net (loss) per share	$(0.02)

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

Cash Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts principally with two financial institutions located in the United States.  Management does not believe the Company is exposed to significant risks on such accounts.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At December 31, 2011, substantially all of the Company’s cash was on deposit at a single financial institution.

 Royalty Agreements

The Company entered into an agreement that required the payment of royalties to Sparx, Inc., a company owned by a former chief executive officer.  The agreement required the Company to expense royalties as product costs during the period in which the related revenues were recorded.  During the five months ended December 31, 2010, the Company issued 2,870,000 shares of common stock in full satisfaction of $143,500 of these accrued royalties. The Royalty Agreement was mutually terminated as of January 1, 2011 (see Notes B and E). The Company has no further obligations under this agreement.

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

The allowance for uncollectible accounts totaled $0 and $53,831 at December 31, 2011 and 2010.  Management has not charged interest on accounts receivable as of December 31, 2011.

Property and Equipment

Property and equipment are recorded at cost.  Maintenance, repairs and other renewals are charged to expense when incurred.  Major additions are capitalized, while minor additions, which do not extend the useful life of an asset, are charged to operations when incurred.  When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.  Depreciation is calculated using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives, which range from three to seven years.  Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

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

The carrying value of the investment in EPIR of $3,780,385 was impaired by $3,680,385 at July 31, 2010, (see Notes G and I). The balance of $100,000 represents the Company’s estimation of the value of a patent application related to solar technology. Under the terms of its settlement with EPIR, the Company is entitled to 50% of any revenue recognized through the sale or license of the jointly-developed solar technology.

Intangible Assets

Intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated useful life.  All intangible assets are tested for impairment annually during the fourth quarter of the fiscal year or when events indicate impairment.  The Company had an intangible asset consisting of capitalized patent costs at December 31, 2011 and 2010 of $123,008, and $143,008.  Patent costs are included in other assets on the balance sheet.  The costs of internally developing, maintaining, or restoring such intangibles that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business are charged to expense when incurred.

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value (see Note N).  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. In addition, additional disclosures is required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Research and Development

Research and Development ("R&D") expenses are charged as an expense when incurred.  The Company has consulting arrangements from time to time which typically require a fee to be paid monthly or quarterly for services rendered.  Samples are purchased that are used in testing, and are expensed when purchased.  R&D costs also include salaries and related personnel expenses, direct materials, laboratory supplies, equipment expenses and administrative expenses that are allocated to R&D based upon personnel costs.

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as they are incurred. Advertising costs charged to expense for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010 totaled $11,052, $9,870 and $50,000.

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

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares is adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at December 31, 2011, and 2010 and July 31, 2010 based on this methodology was 46,722,412, 545,833,486, and 543,005,924.

Inventory

Inventory consists of various electronic and other components used in the assembly of LED lighting fixtures.  Inventory is stated at the lower cost or market.  Cost is determined by the first-in, first-out (FIFO) method.

Comprehensive Income

We report comprehensive income in accordance with ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and notes and debentures payable are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Common stock redemption is carried at cost, which approximates their fair value, because it is anticipated that it will be redeemed at this specific amount. The carrying value of the Company’s long-term debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of July 31, 2010, are all measured at fair value, using a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note N).  Significant assumptions used in this model as of July 31, 2010 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 100%, and risk-free rates of return of approximately 0.3%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a weighted average of the historical volatility of our stock price.

Reclassifications

Certain amounts as of and for the five months ended December 31, 2010 and the year ended July 31, 2010, have been reclassified in the comparative financial statements to be comparable to the presentation for the as of and for the period ended December 31, 2011.  These reclassifications had no effect on net loss as previously reported.

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights from Sparx, Inc., a Florida corporation 100% owned by the Company’s founder and then chief executive officer, As consideration for the assignment of the patent rights, the Company entered into a Royalty Agreement with Sparx, Inc., that provided for a royalty payment of 4.9% of gross revenues from the patent rights assigned. In September 2010, the Company issued 2,870,000 shares in settlement of the obligation under the Royalty Agreement which was mutually terminated effective January 1, 2011 (see Note E). In addition, the Company granted to Sparx an option to acquire 500,000,000 shares of its common stock at an exercise price of $.10 per share. This option was subsequently modified to permit it to be assigned and in 2009, the option was assigned to Craca Properties, LLC, an entity controlled by the Company’s founder. This option was mutually terminated in February 2011 (see Note M). The Company has no further or continuing obligation under the Royalty Agreement, and the option has been cancelled, with no party having any further rights to the option or any shares covered by it.

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of December 31, 2011 and 2010 is as follows:

	2011	2010
Deferred tax asset
Net operating loss carry forward	$38,058,000	$35,628,000
Deferred tax asset	12,559,000	11,757,000
Valuation allowance	(12,559,000)	(11,757,000)
Net deferred tax asset	$-	$-

 A reconciliation of provision (benefit) for income taxes to income taxes at the statutory rate is as follows:

	For the Year	For the Five Months	For the Year
	Ended	Ended	Ended
	December 31, 2011	December31, 2010	July 31, 2010
Federal income tax (benefit)
at statutory rate	$(683,000)	$(680,000)	$(4,336,000)
State taxes (benefit)	(122,000)	(122,000)	(770,000)
Valuation allowance	805,000	802,000	5,106,000

Provision (benefit) for income taxes	$-	$-	$-

The Company has reserved the entire balance of the loss carryforward at December 31, 2011, as it is unable to project whether it will be able to utilize the carryforward. The principal difference between the loss for book purposes and the net operating loss carryforward results primarily from stock compensation, derivative losses and research and development. The change in the valuation allowance was $805,000 during the year ended December 31, 2011.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2011. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2007.

NOTE D - PROPERTY AND EQUIPMENT, NET

At December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010

Computer equipment	$301,743	$301,193
Tooling	274,566	253,052
Furniture and fixtures	48,060	48,060
Leasehold improvements	64,678	64,678
	688,497	667,533
Less: accumulated depreciation	(596,473)	(458,269)

Furniture and equipment	$92,024	$209,264

Total depreciation and amortization expense for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010, was $138,204, $103,400, and $214,172.

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of Sunovia Energy Technologies, Inc. common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There are 6,500,000 shares of Sunovia Energy Technologies, Inc. common stock that may be required to be issued in connection with the redemption which is evidenced by an accrued liability of $650,000 at December 31, 2011 and 2010.

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

During September 2009 the Company issued 30,992,943 shares of common stock for the conversion of $1,000,000 of convertible debentures as described in Note N. In conjunction with the conversion the Company recorded $1,663,529 in paid in capital related to derivative losses.

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

During the five months ended December 31, 2010, the Company issued 2,870,000 shares of common stock as payment of a royalty fee due to a former officer aggregating $143,500 which approximated the fair value of the Company’s common shares (see Notes A and B).

During the five months ended December 31, 2010, the Company issued 3,151,167 shares of common stock for services with a fair value of $136,922 based on the trading value of the Company’s common stock which was charged to operations during the period.

During the year ended December 31, 2011, the Company issued 25,000,000 shares of common stock for cash aggregating $500,000 and issued 710,514 shares of common stock pursuant to the exercise of options for cash aggregating $71.

During the year ended December 31, 2011, the Company issued 3,227,338 shares of common stock for services. The shares were valued at the trading price of the shares on the dates it was agreed that the shares would be issued which aggregated $91,981.

During the year ended December 31, 2011, the Company issued 8,750,000 shares of common stock in satisfaction of $175,000 of accrued salary due to an officer. In addition, the Company agreed to issue 1,400,000 shares of common stock to an employee in satisfaction of $28,000 of accrued salary. These shares have not been issued as of December 31, 2011. The value of the shares was the equivalent to the trading price of the Company’s common shares on the date that it was agreed that the shares would be issued.

Pursuant to a settlement agreement (see Note I) EPIR returned 59,405,829 shares of the Company’s common stock to the Company and the shares were cancelled.

During the year ended December 31, 2011, the Company cancelled 3,878,333 shares of common stock which were returned to the Company for no consideration. Of these shares 3,328,333 were returned by a former officer of the Company and 550,000 shares were returned by certain shareholders.

During the year ended December 31, 2011, the Company determined that an aggregate of 2,280,978 shares of common stock which had not been included in the outstanding share balances in previous years should have been considered as outstanding. This adjustment in the outstanding shares had no material effect on the Company’s financial statements.

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

Rental expense for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010 totaled $125,340, $34,900 and $51,518.

Future minimum rental payments are as follows:

Year ended December 31,
2012	$83,514
2013	87,827
2014	92,499
2015	100,407
2016	8,367
$372,614

NOTE G - INVESTMENT IN EPIR TECHNOLOGIES, INC.

In 2008, the Company entered into a research, development and supply agreement (“the EPIR Agreement”) with EPIR Technologies, Inc. (EPIR) for an exclusive marketing, supply and development venture for advanced solar photovoltaic (PV) and encapsulate technologies to develop advanced light detection devices and II-VI materials.

Consideration for the EPIR Agreement included exchanging 37,803,852 shares of the Company’s common stock for 20,220,000 (10% of the outstanding) shares of EPIR common stock.  The net profits resulting from the sale of any and all EPIR products, EPIR Independent Products, and related products of the Company, directly or indirectly, to any and all third parties were to be split equally between EPIR and the Company.

The investment in EPIR was accounted for under the cost method of accounting because the Company did not exercise significant influence over EPIR’s operations. Under the cost method of accounting, investments are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings.

The Company regularly evaluated the recoverability of its investment in EPIR based on the performance and the financial position of EPIR, as well as other evidence of market value.  Such evaluation included but is not limited to, reviewing EPIR’s financial position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs.

In April, 2009, the Company and EPIR entered into an Amendment to the EPIR Agreement.  All payments to EPIR were to be used to cover operating expenses of EPIR towards the research, development and creation of the mass manufacturing processes for solar technologies. The Amendment (i) accelerated the Company’s payment of the June 1, 2009 scheduled payment and (ii) required the Company to issue to EPIR warrants for the purchase of 25,000,000 shares of the Company’s stock at an exercise price of $0.10 per share. The Amendment also permitted the Company to satisfy certain of its payment obligations through the issuances of restricted shares of the Company’s common stock.

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

Payments through March 1, 2010 were made by the Company either in cash or common stock.

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

As of March 31, 2010, the Company had made all scheduled payments pursuant to the terms and conditions of the Agreement in the aggregate amount of $11,700,000 in cash and common stock.

The Company ceased making payments to EPIR effective with the June 1, 2010 payment (see Note I). The Company subsequently settled the dispute that arose with EPIR, and all of the Company’s obligations under the terms of that settlement have been met (see Note I).

 NOTE H - RETIREMENT PLAN

The Company sponsors a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement expense for the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010 was $22,115, $17,881 and $68,283.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

EPIR

On May 12, 2011, the Company, EPIR Technologies, Inc. ("EPIR"), Sivananthan Laboratories, Inc. ("Labs") and Sivalingam Sivananthan entered into a settlement agreement settling litigation between them relating to the Company’s contract with EPIR to develop solar technologies. The parties have complied with the terms of the settlement, and all claims in the litigation have been dismissed.

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

As a result of the litigation the Company determined that a write down of its investment in EPIR was appropriate and reduced the carrying value to $100,000 which represents the Company’s estimate of the value of  the jointly developed solar patent.

Other

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

NOTE J - RELATED PARTY TRANSACTIONS

Transactions with related parties during the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010 include the royalty agreement discussed in note B, the equity issuances discussed in Note E, the consulting agreements discussed in Note L, the debt and note agreements discussed in Note N and the stock options discussed in Note O.

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

Concentrations

During the year ended December 31, 2011, the five months ended December 31, 2010, and the year ended July 31, 2010, the Company made sales aggregating $709,251 to two customers, sales aggregating $548,018 to two customers, and sales aggregating $1,004,916 to four customers which sales individually represented in excess of 10% of the Company’s net revenues.

At December 31, 2011 and 2010, approximately 59% of net accounts receivable was due from two customers and 34% of net accounts receivable was due from one customer.

 NOTE L - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

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

On June 16, 2010, the Company entered into a Cooperation Agreement with Mr. Hofer for a term of one (1) year, pursuant to which he is to introduce the Company to organizations, companies and/or individuals (the “Services”) for the purpose of transacting business.  As consideration for the Services, upon closing of a transaction resulting from the Services, the Company agreed to pay him a fee of 7.0% of the determined value of said transaction, 80% of which will payable in shares of common stock valued at the ten day trailing average closing bid price on the day of such closing and 20% of which will be paid in cash. This Agreement terminated in June 2011.

Additionally, on June 16, 2010, the Company entered into a Strategic Sales and Marketing Agreement with Mr. Hofer, for a term of one (1) year, whereby the Company appointed him as its sales representative to undertake selling the Company’s solid state lighting fixtures and renewable energy products to customers (the “Sales”).  In consideration for the Sales, the Company agreed to pay him up to a 10% sales commission. This Agreement terminated in June 2011.

On August 30, 2010, the Board of Directors approved the appointment of Arthur Buckland as Chief Executive Officer and director of the Company effective September 7, 2010.  Mr. Buckland and the Company entered into a written employment which provided, among other things, for an annual base salary of $300,000 and an option to acquire 72,000,000 shares of common stock of the Company at an exercise price of $.045 per share.  Mr. Buckland’s option vests over a four-year period with 25% of the shares vesting after one year (in September, 2011) and the remaining shares vesting ratably on a monthly basis thereafter. As of December 31, 2011, 22,500,000 shares of this option were vested. The employment agreement also provided for potential bonuses in certain circumstances in the discretion of the Company’s Board of Directors. No bonus was awarded under the employment agreement in 2010 or 2011.

Mr. Buckland’s employment terminated in January of 2012. At that time, Erich Hofer, a director of the Company, agreed to serve as chief executive officer on an interim basis. Mr. Hofer does not have a written employment agreement with the Company.

In December, 2011, the Board of Directors approved a consulting agreement with VM5 Ventures, LLC, a lighting industry consulting firm and its principal, Mel Interiano. Under this agreement, VM5 Ventures and Mr. Interiano are to provide strategic advice concerning sales, marketing and operations for the Company’s LED lighting products. The agreement provides for annual compensation of $400,000 and requires the consulting firm to contribute $10 million to the Company’s top-line revenue every six months.  In addition, the consulting firm is entitled to a stock option covering 50,000,000 shares at an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. This option was granted in January 2012 and has an exercise price of $.02 per share.

NOTE M – STOCK OPTIONS

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

During the year ended December 31, 2011, the Company granted options to purchase 18,425,000 common shares at exercise prices of $0.02 to $0.03 per share for a period of ten years which vest over a five year period, to employees, consultants and officers. In addition the Company issued options to purchase 5,084,912 common shares at exercise prices of $0.02 to $0.07 per share for periods of three to four years which vest immediately, to a consultant. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 1.0% to 3.0%, expected volatility of 153% and expected lives of 3 to 10 years.  No dividends were assumed in the calculations. The fair value of the options aggregated $643,297 of which $188,047 was charged to operations during the year ended December 31, 2011

During the year ended December 31, 2011, an aggregate of $1,440,953 was charged to operations related to options granted during prior years.

At December 31, 2011, there was an aggregate of $2,481,856 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options is as follows:

		December 31, 2011
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	617,873,486	$0.097
Options granted	23,509,912	0.033
Options cancelled/exercised	(531,210,986)	0.100
Outstanding at December 31, 2011	110,172,412	$0.069	$0.00	4.2 years
Exercisable at December 31, 2011	46,722,412	$0.053	$0.00	3.2 years

		December 31, 2010
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	545,805,974	$0.104
Options granted	75,000,000	0.044
Options cancelled/exercised	(2,932,488)	0.001
Outstanding at December 31, 2010	617,873,486	$0.097	$0.00	8.5 years
Exercisable at December 31, 2010	545,833,486	$0.104	$0.00	9.0 years

		July 31, 2010
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	544,405,974	$0.104
Options granted	5,650,000	0.001
Options cancelled/exercised	(4,250,000)	0.001
Outstanding at July 31, 2010	545,805,974	$0.104	$0.00	9.6 years
Exercisable at July 31, 2010	543,005,924	$0.104	$0.00	9.6 years

The unvested options vest as follows:

2012 – 29,129,167; 2013 – 22,650,000; 2014 and beyond – 16,670,833.

Aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on December 31, 2011 and 2010 and July 31, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2011 and 2010 and July 31, 2010. This amount will fluctuate based on the fair market value of the Company’s stock.

NOTE N – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Convertible Debentures

On July 2, 2009 and August 12, 2009, the Company entered into two securities purchase agreements (the “Agreements”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,000,000 of 12% Senior Secured Convertible Debentures ($500,000 under each Agreement) for an aggregate purchase price of $1,000,000 (the “Debentures”). The Debentures bore interest at 12% and matured twelve months from the date of issuance. The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date; provided, however, in no event would the conversion price be less than $0.03 per share. On September 28, 2009, all of the Debentures, including the related derivative liability and accrued interest, were settled by conversion into 30,992,943 shares of common stock (see Note E).

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

On July 30, 2010, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $1,000,000 of 12% Senior Secured Convertible Debentures for an aggregate purchase price of $1,000,000 (the “Debentures”). The Debentures bear interest at 12% and mature twelve months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (a) $0.10 or (b) an amount equal to 50% of the lowest closing bid price of the common stock for the three trading days immediately preceding the conversion date; provided, however, in no event would the conversion price be less than $0.03 per share.

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

On June 10, 2011, the Company completed an offering of 9% Convertible Secured Promissory Notes (the “Convertible Notes”) in the aggregate principal amount of $1,000,000 to 10 existing shareholders ($300,000 to individuals who were officers or directors of the Company at the time the Convertible Notes were issued). The Convertible Notes bear interest at an annual rate of 9%. Interest on the Convertible Notes is accrued and payable on the earlier of conversion to common stock or the maturity date of the Convertible Notes. The Convertible Notes are secured by a lien on all of the assets of the Company. The Notes mature on July 1, 2012 and may be prepaid at any time without penalty upon ten days’ notice to the holders of the Convertible Notes.

The Convertible Notes are convertible on or after September 1, 2011 at a conversion price of $.06, which is 150% of the market value of the Company’s common stock, determined based upon the closing price of the Company’s common stock for the 20-day period beginning May 31, 2011 and ending June 20, 2011. The Company may require conversion of the Notes if the market value of the Company’s common stock exceeds 200% of the conversion price over a 20-day trading period, provided that a minimum trading volume of 50,000 shares per day exists during that time period.

By their original terms, these Convertible Notes may be converted into an aggregate of 16,666,667 shares of common stock.

Certain of the Convertible Notes were restructured in the first quarter of 2012. See Note P, Subsequent Events.

Notes Payable

From December 2009 through July 2010 the Company borrowed an aggregate of $706,326 from certain shareholders. In addition, from August 2010 through December 2010 the Company borrowed $122,642 from a shareholder. The borrowings are evidenced by notes which bear interest at 10% per annum and are due between 12 months and 24 months from the date of issuance.

During 2011 $156,281 of the debt was repaid and as of December 31, 2011, the aggregate balance outstanding on these notes was $672,687. These notes were restructured in the first quarter of 2012. See Note P, Subsequent Events.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

 NOTE P – SUBSEQUENT EVENTS

On January 31, 2012, a restricted stock award on 1,000,000 shares of common stock was granted to an employee of the Company. This restricted stock award vests on a quarterly basis over a one-year period beginning June 30, 2012 as to 250,000 shares per quarter. The Company may, at its option, pay the award in cash in an amount equal to the number of vested shares times the greater of the average closing price of the Company’s common stock over the twenty trading days immediately prior to the vesting date or $.025.

On February 16, 2012, the Company granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.045 per share and vests as to 50% of the shares one-year after the date of grant and ratably per quarter for the following three years. This option has a term of 10 years.

In March 2012, the Company issued 3,000,000 shares of its common stock in satisfaction of an outstanding invoice from a professional service provider.

On March 28, 2012, the Company accepted subscriptions from 24 investors to purchase 142,960,000 shares of its common stock for an aggregate purchase price of $1,429,600. In addition, a private investor and shareholder of the Company has made available to the Company a working capital line of credit $2 million, which may be increased in the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender.  The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer.

In addition, holders of an aggregate of $700,000 in principal of the 9% convertible notes issued in 2011 (the “Convertible Notes”) have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $650,000. The Company will issue an aggregate of 35,000,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock.

At the same time, the Company restructured the 10% promissory notes issued in 2010 (the “2010 Notes”). The 2010 Notes are held by 8 individuals and have principal amounts outstanding ranging from $20,000 to $175,000. The principal outstanding on the 2010 Notes as of year-end 2011 was $672,687. As restructured, the new notes are held by 7 individuals, bear interest at 10%, and mature on July 1, 2013. In connection with this restructuring, $80,000 of the principal amount of the notes was paid to holders.