Form 10-Q
period 2012-03-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2012-05-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2012 was 887,594,803.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2012 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,714,946	$235,878
Accounts receivable, net	309,636	409,064
Inventory	702,957	560,738
Prepaid expenses and other current assets	55,678	67,660
Total current assets	2,783,217	1,273,340

Property and equipment, at cost, net of
accumulated depreciation	98,494	92,024

Other assets:
Patents and other assets, net	122,115	123,008

	$3,003,826	$1,488,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$772,814	$569,645
Common stock redemption	-	650,000
Convertible notes payable	300,000	1,000,000
Notes payable	50,000	672,687
Total current liabilities	1,122,814	2,892,332

Notes payable - Long-Term	663,968	-
Convertible notes payable - Long Term	350,000	-

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
887,594,803 and 884,694,803 shares issued and outstanding	887,595	884,695
Additional paid-in capital	84,600,357	81,587,657
Accumulated (deficit)	(84,586,433)	(83,841,837)
	901,519	(1,369,485)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	867,044	(1,403,960)
	$3,003,826	$1,488,372

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Sales	$611,228	$752,833

Cost of sales and services	389,391	607,066
Gross profit	221,837	145,767

General and administrative -
Selling, general and administrative expenses	713,945	1,515,685
	713,945	1,515,685

Loss from operations	(492,108)	(1,369,918)

Other Income (expense):
Debt conversion expense	(233,000)	-
Interest and other expense, net	(19,488)	(29,059)
	(252,488)	(29,059)

Loss before income taxes	(744,596)	(1,398,977)
Income taxes	-	-
Net loss	$(744,596)	$(1,398,977)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	885,682,715	905,803,306

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities	$(166,813)	$(807,316)

Cash flows from investing activities:
Acquisition of property and equipment	-	(935)
Net cash used in investing activities	-	(935)

Cash flows from financing activities:
Common Shares issued or subscribed for cash	1,604,600	-
Proceeds from notes payable and convertible debentures	50,000	-
Repayments of notes payable	(8,719)	(55,983)
Net cash provided by (used in) financing activities	1,645,881	(55,983)

Increase (decrease) in cash and cash equivalents	1,479,068	(864,234)
Cash and cash equivalents, beginning	235,878	1,285,575
Cash and cash equivalents, ending	$1,714,946	$421,341

Cash paid for income taxes	$-	$-
Cash paid for interest	$19,488	$18,188

See the accompanying notes to the consolidated financial statement.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2012 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the period ended March 31, 2012, the Company issued shares of common stock for cash aggregating $1,604,600 (see Note B), obtained a line of credit to finance inventory purchases in the amount of $2,500,000 (see Note F) and restructured certain of its convertible notes and other notes aggregating $1,292,687 (see Note F). The Company believes that this additional funding, line of credit and restructuring of debt will enable it to continue operations through December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the receivable allowance and the inventory reserve.

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

Loss per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of share equivalents not included in the calculation at March 31, 2012 based on this methodology was 88,172,412.

Reclassifications

Certain amounts for the period ended March 31, 2011, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended March 31, 2012.  These reclassifications had no effect on net loss as previously reported.

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

Through March 31, 2012, the Company accepted subscriptions to purchase 160,460,000 shares of its common stock for an aggregate purchase price of $1,604,600. These shares have not yet been issued.

In March 2012, the Company issued 3,000,000 shares of its common stock in satisfaction of an outstanding invoice from a professional service provider. These shares were valued at the trading price of the Company’s common stock or $60,000 which was charged to operations. In addition, 100,000 common shares were returned to the Company and cancelled.

Common Stock Redemption

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of Sunovia Energy Technologies, Inc. common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There were 6,500,000 shares of Sunovia Energy Technologies, Inc. common stock that may be required to be issued in connection with the redemption which is evidenced by an accrued liability of $650,000 at December 31, 2011. During January 2012 the Florida Statute of Limitations related to this accrual expired and the Company wrote off the $650,000 liability and recorded the balance in Additional Paid in Capital.

NOTE C – COMMITMENTS, CONCENTRATIONS AND CONTINGENCIES

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

Tony Frudakis, a former consultant, filed a Complaint against the Company in the Circuit Court of Sarasota County, Florida for breach of contract and has requested the delivery of 837,990 shares of common stock or its cash equivalent.  Management believes this action is baseless and the Company intends to vigorously defend against this action

Concentrations

During the three months ended March 31, 2012 and 2011, the Company sold LED lighting products aggregating approximately 55% of revenue to 3 customers and 51% to 3 customers, respectively, which sales individually represented in excess of 10% of the Company’s net revenues. At March 31, 2012, approximately 65% of net accounts receivable is due from 2 customers.

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

The Plan is administered by the board of directors. The plan did not have any individual caps other than the limitation of granting incentive stock options to employees and the exercise of more than $100,000 in fair market value of stock per year. The plan permits the grant of restricted stock and non-statutory options to participants where appropriate. The maximum number of shares issuable under the Plan is 125,000,000. The Plan shall terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plan, and also amend, suspend, or extend the Plan itself. In addition, options may be issued outside of the plan by the Company.

During January 2012 the Company granted a stock option on 50,000,000 shares to its CEO pursuant to a consulting agreement. This option has an exercise price of $.02 per share and vests as to 50% of the shares one-year after the date of grant and as to 50% of the shares two-years after the date of grant. This option has a term of 5 years.

During February 2012, the Company granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.02 per share and vests as to 50% of the shares one-year after the date of grant and ratably per quarter for the following three years. This option had a term of 10 years. This option was cancelled during the period ended March 31, 2012.

The options are valued using the Black-Scholes option pricing model with the following assumptions.

Term 5 years, Volatility 153%, Discount rate 1% and dividend yield 0%

The options had a fair value of $915,000 which is being amortized over the vesting period of the options.

During the three months ended March 31, 2012, an aggregate of $118,000 was charged to operations related to options granted during the current year and prior years.

At March 31, 2012, there was an aggregate of $1,253,704 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	110,172,412	$0.053
Options granted	51,000,000	0.020
Options cancelled/exercised	(73,000,000)	0.045
Outstanding at March 31, 2012	88,172,412	$0.030	$500,000	3 years
Exercisable at March 31, 2012	46,722,412	$0.030	$-	3 years

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on March 31, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2012. This amount changes based upon the fair market value of the Company’s stock.

NOTE E – CONVERTIBLE DEBENTURES

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

The Notes are convertible on or after September 1, 2011 at a conversion price of $.06. The Registrant may require conversion of the Notes if the market value of the Company’s common stock exceeds 200% of the conversion price over a 20-day trading period, provided that a minimum trading volume of 50,000 shares per day exists during that time period.

During March 2012 holders of an aggregate of $700,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $650,000. The Company will issue an aggregate of 17,500,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $233,000.

NOTE F – NOTES PAYABLE

Notes Payable

From December 2009 through July 2010 the Company borrowed an aggregate of $706,326 from certain shareholders. In addition, from August 2010 through December 2010 the Company borrowed $122,642 from a shareholder. The borrowings are evidenced by notes which bear interest at 10% per annum and are due between 12 months and 24 months from the date of issuance.

During 2010 and 2011 $156,281 of the debt was repaid and as of December 31, 2011, the aggregate balance outstanding on these notes was $672,687.

During the period ended March 31, 2012, $8,719 was repaid bringing the balance outstanding to $663,968. During March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013.

Line of Credit

A private investor and shareholder of the Company has made available to the Company a working capital line of credit of $2.5 million, which may be increased at the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender.  The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer. At March 31, 2012, $50,000 has been advanced under the line.

NOTE G – SUBSEQUENT EVENTS

The Company announced the appointment of Mel Interiano as Chief Executive Officer and a director of the Company

Patricia C. Meringer resigned as a director of the Company.

Frank Santiago was appointed to the board of directors to fill the vacancy as a result of Ms. Meringer’s resignation.

In addition, on April 3, 2012, Erich Hofer resigned from the board of directors. Mr. Hofer remains the Registrant’s Chief Financial Officer.

The Company appointed Mel Interiano as Chief Executive Officer and has agreed to a compensatory arrangement with him in that regard. Pursuant to that arrangement, the CEO will earn an annual salary of $300,000, a monthly stipend of $2,000 for certain expenses and will be granted a stock option on 25,000,000 shares of common stock on the same terms as other employee options. In the board’s discretion and subject to meeting certain specified performance objectives, the CEO may earn a performance bonus of up to 100% of his salary. In addition, so long as Mr. Interiano remains employed as CEO and the Company’s top-line revenue increases by at least $10 million every six months, the stock option granted to VM5 Ventures (a consulting firm in which Mr. Interiano is an owner) will continue to vest.  The Company and the CEO intend to enter into a written employment agreement that includes these terms in the next thirty days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2011. The Company is focusing solely on building its LED lighting business at this time, while attempting to preserve the value of its shared solar technology for possible commercialization in the future.

LED Lighting

Our lighting fixtures continue to show improvements in cost and efficiency (lumens per watt) driven in part by rapid industry expansion and improvements in the core components (optics, LEDs and LED drivers) that comprise our patent pending Aimed Optics ™ platform. In addition, during the third quarter of 2011, we completed the work to standardize our core product line, consisting of 55 products for our cobrahead, shoebox, parking garage and canopy lights.  This standardization is allowing us to leverage volume purchasing and facilitate forward pricing from our vendors, which will improve our ability to competitively quote sales opportunities and continue to reduce the cost of our core components across all product lines. The standardization is also a key component in the Company’s improving profitability, as it allows for pricing models to be tailored to the level of customization in products.

In addition to superior efficiency, our products are beating the competition in the performance metric of Fitted Target Efficacy (FTE) which is a standard the U.S. Department of Energy (DOE) has proposed for ENERGY STAR™ to evaluate how effectively a luminaire delivers light to the target area that it was designed to illuminate. Our patent pending Aimed Optics™ technology consistently outperforms our competitors, as recognized by our receipt of the 2010 Next Generation Luminaries™ Solid State Lighting Design Award for our outdoor street and area cobra-head product, which was selected by judging representatives from the lighting industry, International Association of Lighting Designers, the Illuminating Engineering Society and the Department of Energy from more than 350 applicants to be recommended to lighting specifiers. In addition, Sunovia’s cobrahead and shoebox fixture has been certified by the DesignLights Consortium. The certification from the DLC will open up additional opportunities for Sunovia’s LED fixtures by allowing its customers and suppliers to receive incentives from state and utility energy programs.

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

The Company also still holds patents arising from the Company’s Zinc Oxide project with Donggkuk University in South Korea.  The Company may elect to develop or pursue technology associated with these patents in the future but there is no guarantee that such project would be commercially feasible.

The Company continues to develop relationships with sales representatives in the U.S. and abroad and with OEMs to support the sales of its products. We also periodically review our existing relationships with sales reps and terminate those that are not productive.

On April 18, 2011, the Company entered into a Purchasing Agreement with OSRAM SYLVANIA Inc. (“Sylvania”) relating to the terms under which the Company would sell certain of its lighting products to Sylvania if orders were placed for those products. The agreement is a set of master terms for future purchase orders, and there is no obligation imposed on Sylvania to place any orders for the Company’s products. The first significant purchase order under this arrangement was submitted by Sylvania in early August of 2011, and this relationship represented approximately 23% of the Company’s total sales during the first quarter. The Company anticipates further growth in this relationship in future quarters.

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

Results of Operations

Overview

The Company has shifted its focus over the course of fiscal year 2010 and 2011 to the LED lighting market, particularly outdoor roadway and area lighting, and its results of operations have improved steadily over that period. We intend to continue to focus on the LED outdoor lighting market exclusively for the foreseeable future.

On January 19, 2012 the Company terminated the employment agreement with Arthur Buckland and Mr. Buckland’s resigned from its Board of Director.  In addition, Erich Hofer, a director of the Company, was appointed as interim CEO and VM5 Ventures LLC was engaged as consultant to the Company.  The principal of VM5 Ventures is Mel Interiano, the CEO of the Company.  The Company and Mr. Interiano are presently finalizing the terms of his employment agreement and expect that the consulting agreement will be terminated in May 2012.  The Form 8-K Current Report filed by former management on April 12, 2012 prematurely referenced the cancelling of the consulting agreement entered with VM5 Ventures LLC.

On March 27, 2012, the Company announced the appointment of Mel Interiano as Chief Executive Officer and as a director of the Company, the resignation of Patricia C. Meringer as a director and the appointment of Frank Santiago to the board of directors to fill the vacancy.

Results of Operations for the Quarter ended March 31, 2012

For the three months ended March 31, 2012, the Company had a net loss of $744,596, as compared to a net loss from operations of $1,398,977 for the three months ended March 31, 2011, or a decrease of $654,381. The significant factors contributing to this improved performance are discussed in more detail below.

Revenues

Revenues for the three months ended March 31, 2012 were $611,228, as compared to $752,833 for the three-month period ending March 31, 2011, which represented a decrease of $141,605 or approximately 18.8%. All of the Company’s sales originated from its LED lighting division, and all of the decrease in revenue was a result of decreased sales of LED lighting fixtures resulting from the lack of capital, the lack of support to internal and external sales representatives and inability to maintain component inventory.  Management believes these issues have been alleviated going forward.

Gross Profit

The Company had a gross profit of $221,837, and a gross profit margin of 36.3% for the three months ended March 31, 2012, as compared to a gross profit of $145,767, or a gross profit margin of 19.4% for the three months ended March 31, 2011.  The increase in gross profit is attributable primarily to the reductions in the cost of components for LED products, increased efficiencies through overhead and other cost reductions and sales of LED products to more profitable markets.

Expenses

Overall expenses decreased to $966,433 for the three-month period ending March 31, 2012 from $1,544,744 for the three-month ended March 31, 2011, a decrease of $578,311, or 37.4%. The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $713,945 for the three-month period ending March 31, 2012 from $1,515,685 for the three-month ended March 31, 2011, a decrease of $801,740, or 52.9%. The major components are discussed below.

Product Development

Product development costs were $13,010 for the three months ended March 31, 2012, compared to $183,283 for the three months ended March 31, 2011, a decrease of $170,273 or approximately 92.9%. The decrease in product development costs was driven by the Company’s focus on standardizing products and selling to markets that do not need customized products, as well as the need to preserve cash and reduce expenses short-term while developing the next generation of lighting fixture. If the Company is successful in raising capital, we anticipate product development costs to return to previous levels in the future, particularly as we begin to develop the next generation of our LED products.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include managerial salaries, legal fees, and rent and utilities. For the three months ended March 31, 2012 the Company incurred aggregate expense of $700,935 in this area, compared to $1,332,402 for the three months ended March 31, 2011, a decrease of $631,467 or 47.4%. The majority of the decrease is a reduction in compensation and legal fees as well as other general expenses.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest and other expense for the three months ended March 31, 2012 was $19,488 compared to $29,059 for the three months ended March 31, 2011. The reduction in interest expense from the prior quarter is attributable primarily to the conversion and repayment of certain debentures.  We incurred a debt conversion expense in the amount of $233,000 related to the conversion of debentures to equity during the period ended March 31, 2012.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of March 31, 2012, we had $1,714,946 in cash and cash equivalents. We had receivables, net of allowances, of $309,636 and inventory of $702,957. Our current liabilities as of that date were $1,122,814. Of this amount, $300,000 is convertible into common stock at the option of the holder and $50,000 relates to a  note payable. The Company does not have the ability to force conversion of any of the debt.

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

For the Three Month Period Ended
	March 31, 2012	March 31, 2011
Cash flows used in Operations	$(166,813)	$(807,316)

Investing Activities	$(0)	$(935)

Financing Activities	$1,645,881	$(55,983)

Cash at end of period	$1,714,946	$421,341

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 totaled $(166,813) as compared to $(807,316) for the three months ended March 31, 2011. This change resulted primarily from a decrease in our net loss.

Investing Activities

Net cash used in investing for the three months ended March 31, 2012 was $0 as compared to $935 for the three months ended March 31, 2011, a decrease of $935. The Company believes that it could lower its product cost through additional tooling and The Company anticipates expenditures on tooling in 2012.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2012 was $1,645,881, which consisted of $1,604,600 raised through the sale of equity in this quarter.

On March 28, 2012, the Company accepted subscriptions from  investors to purchase 160,460,000 shares of its common stock for an aggregate purchase price of $1,604,600. In addition, a private investor and shareholder of the Company has made available to the Company a working capital line of credit $2.5 million, which may be increased in the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender. The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer.

During March 2012 holders of an aggregate of $700,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $650,000. The Company will issue an aggregate of 17,500,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $233,000.

In addition; during March 2012, holders of $663,968 in notes extended the due date on these notes to July 1, 2013.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors
	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

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

As of March 31, 2012, we had 10 full-time employees and one active independent contractor.  One employee currently either defers a portion of their compensation or takes stock rather than cash, either as an accommodation to preserve cash in the Company or as a term of their employment arrangement. These arrangements are expected to continue until the Company has raised capital to fund its ongoing operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, we implemented new cost and inventory software. This is part of our ongoing process to replace software to support our evolving needs. We believe this software strengthens our internal control environment through improved automation, integration with manufacturing flows, and scalability. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Tony Frudakis, a former consultant, filed a Complaint against the Company in the Circuit Court of Sarasota County, Florida for breach of contract and has requested the delivery of 837,990 shares of common stock or its cash equivalent.  Management believes this action is baseless and the Company intends to vigorously defend against this action.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2012 the Company granted a stock option on 50,000,000 shares to its CEO pursuant to a consulting agreement. This option has an exercise price of $.02 per share and vests as to 50% of the shares one-year after the date of grant and as to 50% of the shares two-years after the date of grant. This option has a term of 5 years.

During February 2012, the Company granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.02 per share and vests as to 50% of the shares one-year after the date of grant and ratably per quarter for the following three years. This option had a term of 10 years. This option was cancelled during the period ended March 31, 2012.

During March 2012, holders of an aggregate of $700,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $650,000. The Company will issue an aggregate of 17,500,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock.

During March 2012, the Company sold 160,460,000 shares of its common stock to accredited investors for an aggregate purchase price of $1,604,600.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company announced the appointment of Mel Interiano as Chief Executive Officer and a director of the Company

Patricia C. Meringer resigned as a director of the Company.

Frank Santiago was appointed to the board of directors to fill the vacancy as a result of Ms. Meringer’s resignation.

In addition, on April 3, 2012, Erich Hofer resigned from the board of directors. Mr. Hofer remains the Registrant’s Chief Financial Officer.

The Company appointed Mel Interiano as Chief Executive Officer and has agreed to a compensatory arrangement with him in that regard. Pursuant to that arrangement, the CEO will earn an annual salary of $300,000, a monthly stipend of $2,000 for certain expenses and will be granted a stock option on 25,000,000 shares of common stock on the same terms as other employee options. In the board’s discretion and subject to meeting certain specified performance objectives, the CEO may earn a performance bonus of up to 100% of his salary. In addition, so long as Mr. Interiano remains employed as CEO and the Company’s top-line revenue increases by at least $10 million every six months, the stock option granted to VM5 Ventures (a consulting firm in which Mr. Interiano is an owner) will continue to vest.  The Company and the CEO intend to enter into a written employment agreement that includes these terms in the next thirty days.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013 (15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007
(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007
(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.
(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.
(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Mel Interiano	Chief Executive Officer and Director	May 15, 2012
Mel Interiano	(Principal Executive Officer)

/s/ Erich Hofer	Chief Financial Officer and Treasurer	May 15, 2012
Erich Hofer	(Principal Financial and Accounting Officer)