Form 10-K/A
period 2011-12-31
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2012-05-18
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K /A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of May 18, 2012 was $63,401,688

Number of outstanding shares of the registrant's par value $0.001 common stock as of May 18, 2012 : 1,137,594,884

EXPLANATORY NOTE

Sunovia Energy Technologies, Inc., is filing this Amendment No. 1 to its Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012, for the sole purpose of updating the patent list provided under Item 1 –Description of Business.  In addition, the outstanding shares and aggregate market value of voting stock held by non-affiliates on the cover page has been updated to May 18, 2012.

No changes have been made to the Form 10-K other than as set forth above.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the disclosures made in the Form 10-K.

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

SUNOVIA ENERGY TECHNOLOGIES, INC.

Date: May 18, 2012	By:	/s/ MEL INTERIANO
Mel Interiano
Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2012	By:	/s/ ERICH HOFER
Erich Hofer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/MEL INTERIANO	Chief Executive Officer	May 18, 2012
Mel Interiano	(Principal Executive Officer)

/s/ERICH HOFER	Chief Financial Officer (Principal Financial Officer and Principal Accounting	May 18, 2012
Erich Hofer	Officer) and Treasurer

/s/ FRANK SANTIAGO	Director	May 18, 2012
Frank Santiago

/s/THOMAS A. SIEGFRIED	Director	May 18, 2012
Thomas A. Siegfried

/s/BURTON SACK	Director	May 18, 2012
Burton Sack

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