Form 10-Q
period 2012-06-30
SUNOVIA ENERGY TECHNOLOGIES INC
filed 2012-08-14
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2012 was [1,184,428,827].

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and six months ended June 30, 2012 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Sunovia Energy Technologies, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,311,808	$235,878
Cash- restricted	2,000,000	-
Accounts receivable, net	325,237	409,064
Inventory	688,011	560,738
Prepaid expenses and other current assets	130,712	67,660
Total current assets	4,455,768	1,273,340

Property and equipment, at cost, net of
accumulated depreciation	98,679	92,024

Other assets:
Patents and other assets, net	113,008	123,008

	$4,667,455	$1,488,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$763,470	$569,645
Common stock redemption	-	650,000
Convertible notes payable	100,000	1,000,000
Line of credit	2,000,000	-
Notes payable	-	672,687
Total current liabilities	2,863,470	2,892,332

Convertible notes payable - Long Term	1,013,968	-

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,139,028,827 and 884,694,803 shares issued and outstanding	1,139,029	884,695
Additional paid-in capital	85,592,949	81,587,657
Accumulated (deficit)	(85,907,486)	(83,841,837)
	824,492	(1,369,485)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	790,017	(1,403,960)
	$4,667,455	$1,488,372

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011

Sales	$692,270	$503,689	$1,303,498	$1,256,522

Cost of sales and services	726,288	423,817	1,115,679	1,030,883
Gross profit	(34,018)	79,872	187,819	225,639

General and administrative -
Selling, general and administrative expenses	1,178,325	1,082,903	1,892,270	2,598,588
	1,178,325	1,082,903	1,892,270	2,598,588

Loss from operations	(1,212,343)	(1,003,031)	(1,704,451)	(2,372,949)

Other Income (expense):
Other expense	28,547	-	28,547	-
Interest and debt conversion expense, net	80,163	1,885	332,651	30,943
	108,710	1,885	361,198	30,943

Loss before income taxes	(1,321,053)	(1,004,916)	(2,065,649)	(2,403,892)
Income taxes	-	-	-	-
Net loss	$(1,321,053)	$(1,004,916)	$(2,065,649)	$(2,403,892)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	970,760,112	885,966,940	928,221,414	895,959,321

See the accompanying notes to the consolidated financial statements.

Sunovia Energy Technologies, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net cash (used in) operating activities	$(1,308,696)	$(1,306,151)

Cash flows from investing activities:
Acquisition of property and equipment	(6,655)	(4,785)
Net cash (used in) investing activities	(6,655)	(4,785)

Cash flows from financing activities:
Common Shares issued or subscribed for cash	2,500,000	41
Proceeds from notes payable and convertible debentures	2,000,000	1,000,000
Repayments of notes payable	(108,719)	(93,528)
Net cash provided by financing activities	4,391,281	906,513

Increase (decrease) in cash and cash equivalents	3,075,930	(404,423)
Cash and cash equivalents, beginning	235,878	1,285,575
Cash and cash equivalents, ending	$3,311,808	$881,152

Cash paid for income taxes	$-	$-
Cash paid for interest	$49,968	$29,059

See the accompanying notes to the consolidated financial statements.

SUNOVIA ENERGY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Sunovia Energy Technologies, Inc. (“the “Company”) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions primarily through the design, manufacture and sale of light emitting diode (LED) lighting solutions for outdoor and area lighting. Through its wholly-owned subsidiary, EvoLucia, Inc., the Company designs, manufactures and sells environmentally responsible, energy-efficient lighting products based on the latest and most efficient LED technologies and its own patented Aimed Optics™ technology, which improves efficiency and energy savings by aiming light where it is needed most, providing for safe and more effective outdoor and area lighting while eliminating wasted light. In the past, the Company also engaged in research and development in solar energy and infrared technologies; however, the Company is no longer engaged in those activities.

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

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the period ended June 30, 2012, the Company issued shares of common stock for cash aggregating $2,500,000 (see Note B), obtained a line of credit to finance inventory purchases in the amount of $2,000,000 (see Note F) and restructured certain of its convertible notes and other notes aggregating $1,292,687 (see Note F). The Company believes that this additional funding, line of credit and restructuring of debt will enable it to continue operations through December 31, 2012.

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

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of share equivalents not included in the calculation at June 30, 2012, based on this methodology was 88,172,412.

Reclassifications

Certain amounts for the period ended June 30, 2011, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended June 30, 2012.  These reclassifications had no effect on net loss as previously reported.

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

Through June 30, the Company accepted subscriptions to purchase 250,000,000 shares of its common stock for an aggregate purchase price of $2,500,000. These shares were issued during the period.

In March 2012, the Company issued 3,933,943 shares of its common stock in satisfaction of an outstanding invoices from a professional service provider and 500,000 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock or $123,625 which was charged to operations. In addition, 100,000 common shares were returned to the Company and cancelled.

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

Concentrations

During the Six months ended June 30, 2012 and 2011, the Company sold LED lighting products aggregating approximately 44% of revenue to 2 customers and 23% to 2 customers, respectively, which sales individually represented in excess of 10% of the Company’s net revenues. At June 30, 2012, approximately 89% of net accounts receivable is due from 5 customers.

Other

During April 2012 the Company appointed Mel Interiano as Chief Executive Officer and has agreed to a compensatory arrangement with him in that regard. Pursuant to that arrangement, the CEO will earn an annual salary of $300,000, a monthly stipend of $2,000 for certain expenses and will be granted a stock option on 25,000,000 shares of common stock on the same terms as other employee options. In the board’s discretion and subject to meeting certain specified performance objectives, the CEO may earn a performance bonus of up to 100% of his salary. In addition, so long as Mr. Interiano remains employed as CEO and the Company’s top-line revenue increases by at least $10 million every six months, the stock option granted to VM5 Ventures (a consulting firm in which Mr. Interiano is an owner) will continue to vest.  The Company and the CEO intend to enter into a written employment agreement that includes these terms in the next thirty days.

NOTE D – STOCK OPTIONS

On May 1, 2008, the Company adopted the 2008 Incentive Stock Plan (“the “Plan”) designed to retain directors, employees, executives and consultants and reward them for making major contributions to the success of the Company. The Plan was approved by the Company’s shareholders in November, 2010. The following is a summary of the Plan and does not purport to be a complete description of all of its provisions.

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

During the six months ended June 30, 2012, an aggregate of $336,000 was charged to operations related to options granted during the current year and prior years.

At June 30, there was an aggregate of $1,135,704 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

		Outstanding
		Weighted-Average	Aggregate	Weighted-Average Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	110,172,412	$0.053
Options granted	52,000,000	0.020
Options cancelled/exercised	(73,000,000)	0.045
Outstanding at June 30, 2012	89,172,412	$0.030	$1,040,000	2.7 years
Exercisable at June 30, 2012	46,722,412	$0.030	$-	2.7 years

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on June 30, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2012. This amount changes based upon the fair market value of the Company’s stock.

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

During March and April 2012 holders of an aggregate of $900,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of these holders converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $550,000. The Company will issue an aggregate of 22,500,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $300,000.

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

During the period ended June 30, 2012, $108,719 was repaid bringing the balance outstanding to $563,968. During March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013.

Line of Credit

A private investor, shareholder and director of the Company has made available to the Company a working capital line of credit of $2.0 million, which may be increased at the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender.  The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer. At June 30, 2012, no amount is due on the line. The lender has deposited the $2,000,000 in a bank account and the Company has recorded the entire line of credit as a liability. This bank account is classified in the balance sheet as restricted cash.

 NOTE G – SUBSEQUENT EVENTS

On July 12, 2012, the Company entered into a manufacturing, development and investment agreement with Leader Electronics, Inc. (“LEI”).

Pursuant to the agreement - LEI will (i) collaborate in the next generation design of the Products, (ii) design and implement LEI power supplies into the Products as provided in the Specifications, (iii) invest One Million Dollars (US $1,000,000) into Sunovia, (iv) lease for Sunovia’s use equipment representing a value of Two Million Dollars (US $2,000,000) which will include manufacturing, test and product equipment and tooling mentioned below to be more specifically identified by the parties, (v) manufacture the Products (A) at a 10% discount to the market rate against non-cancellable purchase orders from Sunovia for one year following the initial purchase orders and thereafter at a 5% discount to the market rate until a full Eight Million Dollars ($8,000,000) in discounts have been earned by Sunovia and (B) provide working capital to manufacturing all Products with net payment terms of 45 days, (vi) LEI will acquire all needed tooling, and (vii) serve as an exclusive distributor for the Asia Territory.

In addition, Sunovia will (i) appoint LEI as the exclusive manufacturer for the Products sold in the Asia Territory, (ii) appoint LEI as an exclusive distributor for the Asia Territory and (iii) provide non-cancellable and irrevocable stand-by Letter of Credit for beneficiary of LEI prior to the shipment of Product or provide payment for the Product prior to shipment.

LEI will purchase Twelve Million Five Hundred (12,500,000) shares of common stock (the “Shares”) of Sunovia for an aggregate purchase price of One Million Dollars  (US $1,000,000)  within two (2) business days of the Effective Date.  In the event Sunovia does not place orders for the Products within five (5) years from the Effective Date (the “Order Date”), then LEI shall be entitled to sell to Sunovia the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that Sunovia has not ordered.  For example, in the event Sunovia has placed orders for 80% of the Products, then LEI will be entitled to sell back to Sunovia as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price will be $0.08. LEI invested the $1,000,000 on July 20, 2012.

Subsequent to June 30, 2012 the Company issued 45,400,000 shares of common stock for services and conversion of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Statements made in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-Q that do not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance upon forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2011. The Company is focusing solely on building its LED lighting business at this time, while attempting to preserve the value of both its patented solar substrate technology and its shared solar technology for possible commercialization in the future.

Sunovia Energy Technologies is a LED lighting company that markets its LED lighting products under the Evolucia brand.. The Company’s sole focus is on the design, engineering, development, patent protection, manufacturing, marketing, sales and support of LED (light emitting diode) lighting fixtures, controls and components.  LEDs are semiconductor devices that emit light when electric currents are passed through them and have many advantages over traditional light sources including longer lifetime, lower energy consumption, smaller size and greater design flexibility. Sunovia’s Evolucia-branded LED light sources are designed to enhance lighting performance, reduce energy consumption, eliminate the use of hazardous materials and lower maintenance costs. We have developed an award winning product line that we believe outperforms competitor’s lighting products. The results of our operations have improved steadily over the past 12 months, and we intend to continue to focus on the LED lighting markets exclusively for the foreseeable future.

LED Lighting

Over the past three years, we have proven that our proprietary Evolucia Aimed Optics™ LED lighting system is the most efficient method to deliver light to a target area.  By mounting LEDs at numerous complementary angles within a single LED fixture, we believe we have achieved performance metrics that are superior to competing products in crucial aspects of LED lighting: energy conservation and photometry (light delivered to a target area).  Our proprietary lighting system has received an award for the Best Outdoor Street Light, in its class, from the United States Department of Energy (DOE), one of the most highly regarded recognitions within the lighting industry.

In addition to superior efficiency, we believe our products are beating the competition in the performance metric of Fitted Target Efficacy (FTE) which is a standard the U.S. Department of Energy (DOE) has proposed for ENERGY STAR™ to evaluate how effectively a luminaire delivers light to the target area that it was designed to illuminate. We believe our patent pending Evolucia Aimed Optics™ technology consistently outperforms our competitors, which is supported by our receipt of the 2010 Next Generation Luminaries™ Solid State Lighting Design Award for our outdoor street and area cobra-head product, selected by judging representatives from the lighting industry, International Association of Lighting Designers, the Illuminating Engineering Society and the Department of Energy from more than 350 applicants. This award serves as a recommendation to the lighting specifier community.. In addition, our cobra head and shoebox fixtures have been certified by the Design Lights Consortium (DLC). We expect that the certification from the DLC will open up additional opportunities for us, as customers and suppliers receive incentives from state and utility energy programs for purchasing products that are certified by the DLC.

Evolucia’s Aimed Optics™ LED technology consistently outperforms LED “light bar” technology on FTE tests, as shown in the chart below:

Company	Roadway Type	FTE Required*	Actual FTE
AEL	Type II	37	29
Beta LED	Type II	37	40
General Electric	Type II	37	42
Evolucia	Type II	37	56

*DOE evaluated hundreds of High Intensity Discharge (HID) fixtures to establish ENERGY STAR™ minimum FTE requirements. Minimum FTEs for LED luminaries were established to achieve at least 20% energy savings compared to top performing HID products.

Our LED lighting products, which are sold under the brand name Evolucia™, have been installed at more than one thousand locations throughout the world, including numerous military bases, universities and domestic and foreign government roadways and buildings.

Recently, we experienced various issues that required, and received, our immediate attention.  For example: (1) lamp failures due to voltage spikes at the installation site - solved by adding a front side step-down transformer component; (2) cracked lenses – solved with adjustment to hardware installation process; (3) lamp failure due to excessive heat – solved through thermal analysis and adjustment to heat sink.

While we have not been immune to the inevitable problems that accompany the introduction of a new technology paradigm, we did have the foresight to enter the market at a pace that allowed us to properly address problems without alienating customers and without accumulating an inordinate backlog of product returns/failures.  We believe that this strategy was the correct approach as it allowed our technical team the time and data required to implement further quality control policies and procedures, and to make important modifications to the product lines.  We also believe that our experiences and corrective actions over the past five years have provided us with key insights and advantages that will help us to establish Evolucia™ as a reliable, high-performance brand within the LED lighting industry.

Over the past five years, every major lighting company has launched their own brand of LED fixtures, and virtually all of these companies have experienced various technical problems.  Many companies have not corrected the problems, and run the risk of having to replace large quantities of fixtures due to non-performance.  Most notably, the lack of a secondary optic on fixtures that utilize light bar technologies.  The inevitable build-up of dirt and dust on the primary optic causes significant light reductions and distorts the light distribution such that minimum light levels are not met on busy roadways.  Many companies who utilize the light bar technology do not employ a secondary optic due to the fact that the secondary optic reduces the amount of light to the target area.  This light reduction would prohibit these fixtures from meeting minimum roadway requirements as set forth by state and federal regulatory agencies.  Due to the innate efficiency of or Evolucia Aimed Optics™ technologies, every Evolucia roadway light fixture employs a secondary optic and still exceeds roadway light requirements.

During the third quarter of 2012, we expect to introduce the next generations of our Evolucia™ Aimed Optics™ LED lighting fixtures.  These fixtures will include upgrades to the thermal system, relocation of the driver assembly and a new streamlined design that both facilitate and reduce costs related to manufacturing and assembly.  These next generation fixtures cost significantly less than earlier versions and operate efficiently in virtually any climate.

We currently have in excess of $20 million in contracts for our new cobra-head fixtures, and we expect to begin fulfilling these contracts during the third quarter of 2012.    We have finalized a partnership agreement with global manufacturer, Leader Electronics Inc., for the manufacture of the Evolucia™ Aimed Optics™ series fixtures.  Leader Electronics invested $1 million into Sunovia at a price of $0.08 per share. We anticipate manufacturing to commence through Leader Electronics during the third quarter of 2012.  Our manufacturing partnership with Leader Electronics is not exclusive, and we will continue to engage and utilize multiple contract manufacturing partners to fulfill purchase orders based upon customer location and order specifications.

During the third quarter of 2012, we will be launching a re-branding initiative. We will transition our company brand away from Sunovia Energy Technologies to Evolucia Lighting.  The Evolucia brand coupled with our proprietary Aimed Optics platform has gained equity in both the US and international lighting markets.  By strengthening our brand position, we hope to increase recognition among customers and key influencers within the various market channels that we serve.  We are making a substantial investment in website, marketing and sales materials, public relations, advertising and trade show participation.

During the first half of this year, we secured key personnel that brought more than 100 years of lighting industry experience to our company.  Most notably, we added Chief Executive Officer, Mel Interiano, and board of director, Frank Santiago; both seasoned professionals in the lighting industry from OSRAM SYLVANIA.

Mr. Interiano spent 15 years at OSRAM SYLVANIA Inc., most recently as Business Development Manager of Innovation and International Sales Manager. During his tenure at OSRAM SYLVANIA, Mr. Interiano was presented with the Sales Innovation Award in recognition of his contribution to LED lighting sales. In addition, Interiano has extensive experience in lean manufacturing methods that are critical to the development of world-class LED lighting manufacturing processes. Mr. Interiano, who is fluent in Spanish, earned his Chemical Engineering degree from the University of Rhode Island and is completing an MBA in Finance from Northeastern University. He has also completed executive management programs at Cornell University and is trained in statistical process control and Six Sigma management.

Mr. Santiago served as Executive Vice President and General Manager of OSRAM SYLVANIA’s General Lighting division where he directed sales, operations, finance, product development quality, and human resource functions across the NAFTA region, including several manufacturing locations and distributions centers. Prior to that, Mr. Santiago was the global head for OSRAM’s Precision Materials business.

We also hired Mr. Jon Di Gesu as Director of Marketing Communications.  Mr. Di Gesu spent 17 years with OSRAM SYLVANIA, in Danvers, MA, first as Director of Marketing Communications, General Lighting Division, responsible for the division’s advertising, public relations, marketing communications, promotions, packaging and training and education initiatives for the division’s industrial and consumer markets. Mr. Di Gesu helped re-brand the company and its products following the acquisition of GTE Sylvania by Munich, Germany-based lighting leader, OSRAM. He ended his career at OSRAM SYLVANIA in 2008, as Director of Brand Strategy, responsible for the branding and positioning of the SYLVANIA brand in North America across all divisions.

Results of Operations for the Quarter ended June 30, 2012

For the three months ended June 30, 2012, the Company had a net loss from ($1,321,053), as compared to a net loss ($1,004,916) for the three months ended June 30, 2011, or an increase of $316,137. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended June 30, 2012 were $692,270, as compared to $503,689 for the three-month period ending June 30, 2011, which represented an increase of $188,581 or approximately 37%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of increased sales efforts.

Gross Profit

The Company had a gross profit of ($34,018), and a gross profit margin of (4.9%) for the three months ended June 30, 2012, as compared to a gross profit of $79,872 or a gross profit margin of 15.9% for the three months ended June 30, 2011.  The decrease in gross profit is attributable primarily to a necessary price reduction of our first generation LED light fixtures in response to an evolving and more competitive marketplace.

Expenses

Overall expenses increased to $1,287,035 for the three-month period ending June 30, 2012 from $1,084,788 for the three-month ended June 30, 2011, an increase of $202,247.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,178,325 for the three-month period ending June 30, 2012 from $1,082,903 for the three-month ended June 30, 2011, an increase of $95,422, or 8.8%. The major components are discussed below.

Product Development

Product development costs were $163,010 for the three months ended June 30, 2012, compared to $183,283 for the three months ended June 30, 2011, a decrease of $20,273 or approximately 11.06%. In May, 2012, the Company’s new management team allocated $150,000 to complete the development of the next generation Evolucia™ Aimed Optics™ product line.  These next generation fixtures will include upgrades to the thermal system, relocation of the driver assembly and a new streamlined design that both facilitates and reduces costs related to manufacturing and assembly.  These fixtures are expected to cost significantly less than earlier versions and operate efficiently in virtually any climate.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include salaries, legal fees, and rent and utilities. For the three months ended June 30, 2012 the Company incurred aggregate expense of $1,015,315 in this area, compared to $899,620 for the three months ended June 30, 2011, an increase of $115,695 or 12.9%. The majority of the increase is a result of the necessary hiring of new employees for the LED lighting business, as well as other general expenses.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest for the three months ended June 30, 2012 was $80,163 compared to $1,885 for the three months ended June 30, 2011. The increase in interest expense from the prior period is attributable primarily to debentures and the conversion and repayment of these debentures.  We incurred a debt conversion expense in the amount of $67,000 related to the conversion of debentures to equity during the quarter ended June 30 2012

Results of Operations for the Six Months ended June 30, 2012

For the six months ended June 30, 2012, the Company had a net loss of ($2,065,649), as compared to a net loss of ($2,403,892) for the six months ended June 30, 2011 or a decrease of $338,243. The significant factors contributing to this decrease are discussed in more detail below.

Revenues

Revenues for the six months ended June 30, 2012 were $1,303,498, as compared to $1,256,522 for the six months ended June 30, 2011, which represented an increase of $46,976 or approximately 3.7%.  All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of increased sales efforts.

Gross Profit

The Company had a gross profit of $187,819 and a gross profit margin of 14.4% for the six months ended June 30 2012, as compared to a gross profit of $225,639 or a gross profit margin of 18.0% for the six months ended June 30
2011. The decrease in gross profit is attributable primarily to a necessary price reduction of our first generation LED light fixtures in response to an evolving and more competitive marketplace.

Expenses

Overall expenses decreased to $2,253,468 for the six months ended June 30, 2012 from $2,629,531 for the six months ended June 30, 2011, a decrease of $376,063 or 14.3%. The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,892,270 for the six months ended June 30, 2012 from $2,598,588 for the six months ended June 30, 2011, a decrease of $706,318 or 27.2%.  The major components are discussed below.

Product Development

Product development costs were $196,695 for the six months ended June 30, 2012, compared to $279,870 for the six months ended June 30, 2011, a decrease of $83,175 or approximately 29.71%.

In May, 2012, the Company’s new management team allocated $150,000 to complete the development of the next generation Evolucia™ Aimed Optics™ product line.  These next generation fixtures will include upgrades to the thermal system, relocation of the driver assembly and a new streamlined design that both facilitates and reduces costs related to manufacturing and assembly.  These fixtures are expected to cost significantly less than earlier versions and operate efficiently in virtually any climate.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include salaries, legal fees, and rent and utilities. For the six months ended June 30, 2012 the Company incurred aggregate expense of $1,645,575 in this area, compared to $2,318,718 for the six months ended June 30, 2011, a decrease of $623,143 or 26.9%. The majority of the decrease is a reduction in compensation and legal fees as well as other general expenses.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest for the six months ended June 30, 2012 was $332,651 compared to $30,943 for the six months ended June 30, 2011.  The increase in interest expense from the prior period is attributed primarily to debentures and the conversion and repayment of these debentures. We incurred a debt conversion expense in the amount of $300,000 related to the conversion of debentures to equity during the six months ended June 30, 2012.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of June 30, 2012, we had $3,311,808 in cash and cash equivalents. We had receivables, net of allowances, of $325,237 and inventory of $688,011. Our current liabilities as of that date were $2,863,470.

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

For the Six Month Period Ended
	June 30, 2012	June 31, 2011
Cash flows used in Operations	$(1,308,696)	$(1,306,151)

Investing Activities	$(6,655)	$(4,785)

Financing Activities	$4,391,281	$906,513

Cash at end of period	$3,311,808	$881,152

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 totaled ($1,308,696) as compared to ($1,306,151) for the three months ended June 30, 2011.  During the period ended June 30, 2012, the cash used in operating activities consisted principally of the net loss adjusted for non cash stock compensation.

Investing Activities

Net cash used in investing for the three months ended June 30, 2012 was ($6,655) as compared to ($4,785) for the three months ended June 30, 2011, an increase of $1,870.

Financing Activities

Our net cash provided by financing activities for the three months ended June 30, 2012 was $4,391,281, which consisted of $2,500,000 raised through the sale of equity and proceeds from a line of credit of $2,000,000 less the repayment of debentures of $108,719.

During the period ended June 30, 2012, the Company issued 250,000,000 shares of common stock for cash aggregating $2,500,000. In addition, a private investor and shareholder of the Company has made available to the Company a working capital line of credit of $2.0 million, which may be increased in the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender. The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer.

During June 2012 holders of an aggregate of $900,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $550,000. The Company will issue an aggregate of 22,500,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $300,000.

In addition, during March 2012, holders of $663,968 in notes extended the due date on these notes to July 1, 2013.

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

Plan of Operation

The Company is continuing to focus its operations on generating sales of LED products through regional sales managers and our network of manufacturers’ representatives, as well as reducing the cost of producing its LED products in order to make them more price-competitive in the market. In addition, the Company is completing the development of its next generation lighting products and has implemented targeted marketing of its product lines to the global marketplace. We are leveraging several key relationships with energy service companies and original equipment manufacturers to increase sales and to take advantage of price concessions associated with larger orders.

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease. The lease term is for a period of 66 months which began in April of 2010. Monthly payments under the lease are currently $10,445.

As of June 30, 2012, we had 13 full-time employees and one active independent contractor.  One employee currently either defers a portion of their compensation or takes stock rather than cash, either as an accommodation to preserve cash in the Company or as a term of their employment arrangement. These arrangements are expected to continue.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management Report on Disclosure Controls

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to lack of segregation of duties in our accounting department and the need for an updated accounting system and the need for more effective procedures to timely close our books and records and prepare our financial statements. The Company is currently addressing these issues.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions there is lack of segregation of duties.   The Company intends to continue to evaluate potentially engaging additional management personnel to alleviate this weakness.   Further, during the period ended June 30, 2012, we implemented new cost and inventory software. This is part of our ongoing process to replace software to support our evolving needs. We believe this software strengthens our internal control environment through improved automation, integration with manufacturing flows, and scalability.

The above deficiencies did not impact the accuracy and completeness of the disclosures included in this report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Other than as discussed above.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2012, the Company accepted subscriptions to purchase 250,000,000 shares of its common stock for an aggregate purchase price of $2,500,000. These shares were issued during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent events

On April 16, 2012, the Company terminated the employment agreement with Patricia C. Meringer as Corporate Counsel and Secretary and retained the services of Stephen M. Fleming of Fleming PLLC as counsel.

On April 24, 2012 Burton “Skip” Jack was appointed to the board of directors.

On May 9, 2012, the Company announced the issuance of U.S. Patent No. 8,018,161 B2 relating to the wireless control and battery backed operation of LED lighting systems. Sunovia has been issued nine patents to date, and has more than twenty patents pending that are related to LEDs, LED lighting systems and LED internal controls.

On June 7, 2012, the Company announced the hiring of Jon Di Gesu as Director of Marketing Communications.

 On June 11, 2012, the Company announced the appointment of Jacqueline O’Sullivan as Chief Financial Officer.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

4.1	Form of Subscription Agreement (4)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007
(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007
(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.
(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.
(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011
(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.
(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.
(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOVIA ENERGY TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Mel Interiano Mel Interiano	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2012
/s/ Jacqueline O‘Sullivan Jacqueline O‘Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2012