Form 10-Q
period 2012-09-30
Evolucia Inc.
filed 2012-11-14
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-53590

EVOLUCIA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 6151 Lake Osprey Drive, Third Floor. Sarasota, FL 34240
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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 14, 2012 was 1,197,770,827.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three and six months ended September 30, 2012 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$979,404	$235,878
Cash- restricted	1,620,710	-
Accounts receivable, net	413,497	409,064
Inventory	1,295,190	560,738
Prepaid expenses and other current assets	238,510	67,660
Total current assets	4,547,311	1,273,340

Property and equipment, at cost, net of
accumulated depreciation	112,525	92,024

Other assets:
Patents and other assets, net	108,008	123,008

	$4,767,844	$1,488,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,063,806	$569,645
Common stock redemption	-	650,000
Convertible notes payable	1,113,553	1,000,000
Line of credit	2,000,000	-
Notes payable	-	672,687
Total current liabilities	4,177,359	2,892,332

Deferred revenue	1,000,000	-

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,197,770,827 and 884,694,803 shares issued and outstanding	1,197,772	884,695
Additional paid-in capital	85,909,887	81,587,657
Accumulated (deficit)	(87,482,699)	(83,841,837)
	(375,040)	(1,369,485)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(409,515)	(1,403,960)
	$4,767,844	$1,488,372

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011

Sales	$1,154,932	$708,214	$2,458,430	$1,964,736

Cost of sales and services	1,175,200	570,032	2,290,879	1,600,915
Gross profit	(20,268)	138,182	167,551	363,821

General and administrative -
Selling, general and administrative expenses	1,473,101	859,238	3,365,371	3,457,826
	1,473,101	859,238	3,365,371	3,457,826

Loss from operations	(1,493,369)	(721,056)	(3,197,820)	(3,094,005)

Other Income (expense):
Interest and debt conversion expense, net	81,844	93,976	443,042	124,919
	81,844	93,976	443,042	124,919

Loss before income taxes	(1,575,213)	(815,032)	(3,640,862)	(3,218,924)
Income taxes	-	-	-	-
Net loss	$(1,575,213)	$(815,032)	$(3,640,862)	$(3,218,924)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	1,193,275,153	849,807,303	1,017,217,560	882,023,951

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
	2012	2011
Cash flows from operating activities:
Net cash (used in) operating activities	$(2,019,975)	$(1,436,204)

Cash flows from investing activities:
Acquisition of property and equipment	(6,655)	(20,465)
Net cash (used in) investing activities	(6,655)	(20,465)

Cash flows from financing activities:
Common Shares issued or subscribed for cash	2,500,000	71
Proceeds from notes payable and convertible debentures	2,000,000	1,000,000
Repayments of notes payable	(109,134)	(94,783)
Net cash provided by financing activities	4,390,866	905,288

Increase (decrease) in cash and cash equivalents	2,364,236	(551,381)
Cash and cash equivalents, beginning	235,878	1,285,575
Cash and cash equivalents, ending	$2,600,114	$734,194

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Evolucia, Inc. (the “Company”) (formerly Sunovia Energy Technologies, Inc.) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions primarily through the design, manufacture and sale of light emitting diode (LED) lighting solutions for outdoor and area lighting. The Company designs, manufactures and sells environmentally responsible, energy-efficient lighting products based on the latest and most efficient LED technologies and its own patented Aimed Optics™ technology, which improves efficiency and energy savings by aiming light where it is needed most, providing for safe and more effective outdoor and area lighting while eliminating wasted light. In the past, the Company also engaged in research and development in solar energy and infrared technologies; however, the Company no longer engaged in those activities.

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

Continuance of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the period ended March 31, 2012, the Company issued shares of common stock for cash aggregating $2,500,000 (see Note B), obtained a line of credit to finance inventory purchases in the amount of $2,000,000 (see Note F) and restructured certain of its convertible notes and other notes aggregating $1,292,687 (see Note F). In addition, subsequent to March 31, 2012, the Company issued 12,500,000 common shares for cash aggregating $1,000,000 (see Note C). The Company also currently has orders for product which it believes that it will ship through the second quarter of 2013. The Company believes that this additional funding, line of credit and restructuring of debt and orders on hand will enable it to continue operations for a reasonable time period..

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

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of share equivalents not included in the calculation at September 30, 2012, based on this methodology was 159,876,660.

Reclassifications

Certain amounts for the period ended September 30, 2011, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended September 30, 2012.  These reclassifications had no effect on net loss as previously reported.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During the first and second quarters of 2012, the Company issued 250,000,000 shares of its common stock for an aggregate purchase price of $2,500,000.

During the first and second quarters of 2012, the Company issued 3,933,943 shares of its common stock in satisfaction of outstanding invoices from a professional service provider and 500,000 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock or $123,625 which was charged to operations. In addition, 100,000 common shares were returned to the Company and cancelled.

 During the third quarter of 2012, the Company agreed to issue 300,000 shares of common stock for services. In addition, the Company issued 400,000 shares of common stock for services. The fair value of the shares of $29,600 was charged to operations. The 300,000 shares have not yet been issued.

Common Stock Redemption

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of its common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There were 6,500,000 shares of the Company’s common stock that may be required to be issued in connection with the redemption which is evidenced by an accrued liability of $650,000 at December 31, 2011. During January 2012 the Florida Statute of Limitations related to this accrual expired and the Company wrote off the $650,000 liability and recorded the balance in Additional Paid in Capital.

NOTE C – COMMITMENTS, CONCENTRATIONS AND CONTINGENCIES

Manufacturing, development and investment agreement

On July 12, 2012, the Company entered into a manufacturing, development and investment agreement with Leader Electronics, Inc. (“LEI”).

Pursuant to the agreement - LEI will (i) collaborate in the next generation design of the Products, (ii) design and implement LEI power supplies into the Products as provided in the Specifications, (iii) invest One Million Dollars (US $1,000,000) into the Company, (iv) lease for the Company’s use equipment representing a value of Two Million Dollars (US $2,000,000) which will include manufacturing, test and product equipment and tooling mentioned below to be more specifically identified by the parties, (v) manufacture the Products (A) at a 10% discount to the market rate against non-cancellable purchase orders from the Company for one year following the initial purchase orders and thereafter at a 5% discount to the market rate until a full Eight Million Dollars ($8,000,000) in discounts have been earned by the Company and (B) provide working capital to manufacturing all Products with net payment terms of 45 days, (vi) LEI will acquire all needed tooling, and (vii) serve as an exclusive distributor for the Asia Territory.

In addition, the Company will (i) appoint LEI as the exclusive manufacturer for the Products sold in the Asia Territory, (ii) appoint LEI as an exclusive distributor for the Asia Territory and (iii) provide non-cancellable and irrevocable stand-by Letter of Credit for beneficiary of LEI prior to the shipment of Product or provide payment for the Product prior to shipment.

LEI purchased Twelve Million Five Hundred (12,500,000) shares of common stock (the “Shares”) of the Company for an aggregate purchase price of One Million Dollars  (US $1,000,000).  In the event the Company does not place orders for the Products within five (5) years from the Effective Date (the “Order Date”), then LEI shall be entitled to sell to the Company the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that the Company has not ordered.  For example, in the event the Company has placed orders for 80% of the Products, then LEI will be entitled to sell back to the Company as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price will be $0.08. LEI invested the $1,000,000 on July 20, 2012 and this investment has been classified as a liability in the Company’s financial statements because of the contingency related to the share repurchase agreement.

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

Tony Frudakis, a former consultant, filed a Complaint against the Company in the Circuit Court of Sarasota County, Florida for breach of contract and has requested the delivery of 837,990 shares of common stock or its cash equivalent. During August 2012 the Company issued 1,042,000 shares of common stock to settle this matter. The fair value of the shares aggregated $41,680 which was charged to operations during the period.

 Concentrations

During the Nine months ended September 30, 2012 and 2011, the Company sold LED lighting products aggregating approximately 35% of revenue to two customers and 13% of revenue to one customer, respectively, which sales individually represented in excess of 10% of the Company’s net revenues. At September 30, 2012, approximately 76% of net accounts receivable is due from 3 customers.

Other

On June 4, 2012, the Company entered into an employment agreement effective March 22, 2012 (the “Effective Date”) with its Chairman & CEO (“CEO”).  The term of employment with the Company will be at will.  Either the CEO or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for services as the CEO, the Company shall compensate him at a base salary of $300,000 (the “Base Salary”).  The Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without mutual agreement.  In the event the Company terminates the Agreement without cause, the Company will be required to pay severance equal to one year in salary.

In addition, the CEO will be eligible to earn an annual performance bonus of up to 100% of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses.  Further, the CEO was granted Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the Company’s common stock.  The exercise price for the Warrant per share is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.

The Company had previously entered into a consulting agreement with VM5 Ventures, LLC (“VM5”) a Company owned by the CEO. The Company and VM5 entered into a Termination and Settlement Agreement whereby the Company agreed to pay VM5 $75,000 on or before June 15, 2012, and the consulting agreement was terminated.   The Company and the CEO amended the Nonstatutory Stock Option Agreement entered into between the Company and the CEO on January 31, 2012, whereby the option to purchase 50,000,000 shares will vest as to 25% of the shares annually if the Company’s top line revenue has increased by $10 million.  The option will continue to vest as to the remaining 75% of the shares in increments of 25% of the shares annually each time the Company’s top line revenue increases by at least $10 million from the previous year.

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

During January 2012 the Company granted a stock option on 50,000,000 shares to its CEO pursuant to a consulting agreement. This option has an exercise price of $.02 per share and vests as to 25% of the shares per annum only if the Company’s revenue increases by $10 million during each respective year. This option has a term of 5 years.

During February 2012, the Company granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.02 per share and vests as to 50% of the shares one-year after the date of grant and ratably per quarter for the following three years. This option had a term of 10 years. This option was cancelled during the period ended March 31, 2012.

During the third quarter the Company granted options to purchase 71,729,948 common shares to employees and consultants.

The options are valued using the Black-Scholes option pricing model with the following assumptions: Term 5-10 years, Volatility 170%, Discount rate 1% and dividend yield 0%.

The options had a fair value of $2,233,000 which is being amortized over the vesting period of the options.

During the six months ended September 30, 2012, an aggregate of $540,000 was charged to operations related to options granted during the current year and prior years.

At September 30, 2012, there was an aggregate of approximately $2,200,000 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

Shares
Options outstanding at beginning of year	110,172,412
Options granted	122,704,248
Options cancelled/exercised	(73,000,000)
Outstanding at September 30, 2012	159,876,660
Exercisable at September 30, 2012	46,926,660

NOTE E – CONVERTIBLE DEBENTURES

On June 10, 2011, the Company completed an offering of 9% Convertible Secured Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to ten existing shareholders. The Notes bear interest at an annual rate of 9%. Interest on the Notes is accrued and payable on the earlier of conversion to common stock or the maturity date of the 9% Notes. The Notes are secured by a lien on all of the assets of the Company. The Notes matured on July 1, 2012 and may be prepaid at any time without penalty upon ten days’ notice to the holders of the Notes.

The Notes are convertible on or after September 1, 2011 at a conversion price of $.06. The Company may require conversion of the Notes if the market value of the Company’s common stock exceeds 200% of the conversion price over a 20-day trading period, provided that a minimum trading volume of 50,000 shares per day exists during that time period.

During March and April 2012 holders of an aggregate of $900,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of these holders converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $550,000. The Company issued an aggregate of 45,000,000 shares of common stock to the holders of the Convertible Notes for the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $300,000.

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

During the period ended September 30, 2012, $109,134 was repaid bringing the balance outstanding to $563,553. During March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013.

Line of Credit

A private investor, shareholder and director of the Company has made available to the Company a working capital line of credit of $2.0 million, which may be increased at the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender.  The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer.. The lender has deposited the $2,000,000 in a bank account and the Company has recorded the entire line of credit as a liability. This bank account is classified in the balance sheet as restricted cash. At September 30, 2012, $379,290 was drawn on the bank account.

NOTE G - SUBSEQUENT EVENTS

On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. Headquarters office operations were moved temporarily to 6151 Lake Osprey Drive, Sarasota, FL 34240 while the manufacturing division, which also includes its warehouse, was moved temporarily to 6225 21st Street, Bradenton, FL  34203.

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

Evolucia Inc., formerly Sunovia Energy Technologies, is an LED lighting company that markets LED lighting products. The Company’s sole focus is on the design, engineering, development, patent protection, manufacturing, marketing, sales and support of LED (light emitting diode) lighting fixtures, controls and components.  LEDs are semiconductor devices that emit light when electric currents are passed through them. LED’s have many advantages over traditional light sources including longer lifetime, lower energy consumption, smaller size and greater design flexibility. The Company’s LED light sources are designed to enhance lighting performance, reduce energy consumption, eliminate the use of hazardous materials and lower maintenance costs. We have developed an award winning product line that we believe outperforms competitor’s lighting products. The results of our operations have improved steadily over the past 12 months, and we intend to continue to focus on the LED lighting markets exclusively for the foreseeable future.

LED Lighting

Over the past three years, we believe we have proven that our proprietary Evolucia Aimed Optics™ LED lighting system is the most efficient method to deliver light to a target area.  By mounting LEDs at numerous complementary angles within a single LED fixture, we believe we have achieved performance metrics that are superior to competing products in crucial aspects of LED lighting: energy conservation and photometry (light delivered to a target area).  Our proprietary lighting system has received an award for the Best Outdoor Street Light, in its class, from the United States Department of Energy (DOE), one of the most highly regarded recognitions within the lighting industry.

In addition to superior efficiency, we believe our products are beating the competition in the performance metric of Fitted Target Efficacy (FTE) which is a standard the U.S. Department of Energy (DOE) has proposed for ENERGY STAR™ to evaluate how effectively a luminaire delivers light to the target area that it was designed to illuminate. We believe our patent pending Evolucia Aimed Optics™ technology consistently outperforms our competitors, which is supported by our receipt of the 2010 Next Generation Luminaries™ Solid State Lighting Design Award for our outdoor street and area cobra-head product, selected by judging representatives from the lighting industry, International Association of Lighting Designers, the Illuminating Engineering Society and the Department of Energy from more than 350 applicants. This award serves as a recommendation to the lighting specifier community. In addition, our cobra head and shoebox fixtures have been certified by the Design Lights Consortium (DLC). We expect that the certification from the DLC will open up additional opportunities for us, as customers and suppliers receive incentives from state and utility energy programs for purchasing products that are certified by the DLC.

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

Our LED lighting products have been installed at more than 1,000 locations throughout the world, including numerous military bases, universities and domestic and foreign government roadways and buildings.

Recently, we experienced various issues that required, and received, our immediate attention.  For example: (1) lamp failures due to voltage spikes at the installation site which has been solved by adding a front side step-down transformer component; (2) cracked lenses which has been solved with adjustment to hardware installation process; (3) lamp failure due to excessive heat which has been solved through thermal analysis and adjustment to heat sink.

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

During the fourth quarter of 2012, we expect to introduce the next generations of our Evolucia™ Aimed Optics™ LED lighting fixtures.  These fixtures will include upgrades to the thermal system, relocation of the driver assembly and a new streamlined design that both facilitate and reduce costs related to manufacturing and assembly.  These next generation fixtures cost significantly less than earlier versions and operate efficiently in virtually any climate.

We currently have in excess of $20 million in contracts for our new cobra-head fixtures, and we expect to begin fulfilling these contracts during the fourth quarter of 2012.

In July 2012, we finalized a partnership agreement with Leader Electronics Inc., a global electronics manufacturer, for the manufacture of the Evolucia™ Aimed Optics™ series fixtures.  Additionally, Leader Electronics invested $1,000,000 into the Company by purchasing 12,500,000 common shares at a price of $0.08 per share. Leader also committed to provide $2,000,000 in capital expenditures over a two year period for the purchase of machinery, tools, and equipment in order to facilitate the planned dramatic increases in manufacturing capacity.

We anticipate manufacturing to commence through Leader Electronics during the fourth quarter of 2012.  Our manufacturing partnership with Leader Electronics is not exclusive, and we will continue to engage and utilize multiple contract manufacturing partners to fulfill purchase orders based upon customer location and order specifications.

During the third quarter of 2012, we launched a re-branding initiative, renaming the Company to “Evolucia Inc.”  The Evolucia brand coupled with our proprietary Aimed Optics platform has gained equity in both the domestic and international lighting markets.  By strengthening our brand position, we hope to increase recognition among customers and key influencers within the various market channels that we serve.  We are making a substantial investment in website, marketing and sales materials, public relations, advertising and trade show participation.

Also during the third quarter of 2012, we continued to add key personnel to our Company, hiring several seasoned industry veterans.  Most notably, we added Charles B. Rockwood as Executive Vice President and Chief Financial Officer. Mr. Rockwood has more than 20 years of experience in finance and accounting and operations management in a variety of industries including manufacturing, software development, financial services and publishing. Mr. Rockwood has significant experience in turnaround and high-growth environments. From 2010 through 2012, Mr. Rockwood was Chief Financial Officer of Green Jets Incorporated, a firm in the private aviation industry. From 2008 through 2009, Mr. Rockwood was first Chief Operating and Financial Officer, and then Chief Executive Officer and Director of Kesselring Holding Corporation, a publicly traded company specializing in the manufacture and sale of cabinetry, door and hardware products. In 2006, and 2007, Mr. Rockwood was Chief Operating Officer of LHI, a privately held company in the consumer products manufacturing industry. From 2001 through 2005, Mr. Rockwood served as Chief Financial Officer of Ocwen Technology Xchange, a software development firm in the financial services industry, and Stainsafe Companies, a furniture products manufacturing company. Mr. Rockwood began his career at Arthur Andersen & Co. and is an inactive CPA.

Results of Operations for the Quarter ended September 30, 2012

For the three months ended September 30, 2012, the Company had a net loss of ($1,575,213), as compared to a net loss ($815,032) for the three months ended September 30, 2011, or an increase of $760,181. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended September 30, 2012 were $1,154,932, as compared to $708,214 for the three-month period ending September 30, 2011, which represented an increase of $446,718 or approximately 63%. All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of increased sales efforts.

Gross Profit

The Company had a gross profit of ($20,268), and a gross profit margin of (1.8%) for the three months ended September 30, 2012, as compared to a gross profit of $138,182 or a gross profit margin of 19.5% for the three months ended September 30, 2011.  The decrease in gross profit is attributable primarily to a necessary price reduction of our first generation LED light fixtures in response to an evolving and more competitive marketplace.

Expenses

Overall expenses increased to $1,554,945 for the three-month period ending September 30, 2012 from $953,214 for the three-month ended September 30, 2011, an increase of $601,731.  The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,473,101 for the three-month period ending September 30, 2012 from $859,238 for the three-month ended September 30, 2011, an increase of $613,863, or 71.4%. The major components are discussed below.

Product Development

Product development expenses were $62,449 for the three months ended September 30, 2012, compared to $40,051 for the three months ended September 30, 2011, an increase of $22,398 or approximately 56%. In May 2012, the Company’s new management team allocated $150,000 to complete the development of the next generation Evolucia™ Aimed Optics™ product line.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include salaries, legal fees, selling and marketing, and rent and utilities. For the three months ended September 30, 2012 the Company incurred aggregate expense of $1,410,652 in this area, compared to $819,187  for the three months ended September 30, 2011, an increase of $591,465 or 72%. The majority of the increase is a result of a severance accrual of $300,000 related to the former CEO, the necessary hiring of new employees in order to support anticipated revenues in the future, as well as other general expenses.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest for the three months ended September 30, 2012 was $81,844 compared to $93,976 for the three months ended September 30, 2011. The increase in interest expense from the prior period is attributable primarily to debentures and the conversion and repayment of these debentures.

Results of Operations for the Nine Months ended September 30, 2012

For the nine months ended September 30, 2012, the Company had a net loss of ($3,640,862), as compared to a net loss of ($3,218,924) for the nine months ended September 30, 2011 or an increase of $421,938. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the nine months ended September 30, 2012 were $2,458,430, as compared to $1,964,736 for the nine months ended September 30, 2011, which represented an increase of $493,694 or approximately 25.1%.  All of the Company’s sales originated from its LED lighting division, and all of the increase in revenue was a result of increased sales efforts.

Gross Profit

The Company had a gross profit of $167,551 and a gross profit margin of 6.8% for the nine months ended September 30 2012, as compared to a gross profit of $363,821 or a gross profit margin of 18.5% for the nine months ended September 30, 2011.  The decrease in gross profit is attributable primarily to a necessary price reduction of our first generation LED light fixtures in response to an evolving and more competitive marketplace

Expenses

Overall expenses increased to $3,808,413 for the nine months ended September 30, 2012 from $3,582,745 for the nine months ended September 30, 2011, an increase of $225,668 or 6.3%. The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $3,365,371 for the nine months ended September 30, 2012 from $3,457,826 for the nine months ended September 30, 2011, a decrease of $92,455 or 2.7%.  The major components are discussed below.

Product Development

Product development expenses were $259,144 for the nine months ended September 30, 2012, compared to $319,921for the nine months ended September 30, 2011, a decrease of $60,777 or approximately 19.0%.

In May, 2012, the Company’s new management team allocated $150,000 to complete the development of the next generation Evolucia™ Aimed Optics™ product line.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include salaries, legal fees, and rent and utilities. For the nine months ended September 30, 2012 the Company incurred aggregate expense of $3,106,227 in this area, compared to $3,137,905 for the nine months ended September 30, 2011, a decrease of $31,678 or 1.0%. The majority of the decrease is a reduction in compensation and legal fees as well as other general expenses, offset by an increase of $300,000 for severance related to the former CEO.

Other Income and Expenses

Other income and expense reflects interest costs (net of interest income) as discussed below:

Total of interest for the nine months ended September 30, 2012 was $443,042 compared to $124,919 for the nine months ended September 30, 2011.  The increase in interest expense from the prior period is attributed primarily to debentures and the conversion and repayment of these debentures. We incurred a debt conversion expense in the amount of $300,000 related to the conversion of debentures to equity during the nine months ended September 30, 2012.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of September 30, 2012, we had $2,600,114 in cash and cash equivalents. We had receivables, net of allowances, of $413,497 and inventory of $1,295,190. Our current liabilities as of that date were $4,177,359.

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

For the Nine Month Period Ended
	September 30, 2012	September 31, 2011
Cash flows used in Operations	$(2,019,975)	$(1,436,204)

Investing Activities	$(6,655)	$(20,465)

Financing Activities	$4,390,866	$905,288

Cash at end of period	$2,600,114	$734,194

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 totaled ($2,019,975) as compared to ($1,436,204) for the nine months ended September 30, 2011.  During the period ended September 30, 2012, the cash used in operating activities consisted principally of the net loss adjusted for non cash stock compensation and a severance accrual.

Investing Activities

Net cash used in investing for the three months ended September 30, 2012 was ($6,655) as compared to ($20,465) for the nine months ended September 30, 2011, a decrease of $13,810.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2012 was $4,390,866, which consisted of $2,500,000 raised through the sale of equity and proceeds from a line of credit of $2,000,000 less the repayment of debentures of $109,134.

During the period ended September 30, 2012, the Company issued 250,000,000 shares of common stock for cash aggregating $2,500,000. In addition, a private investor and shareholder of the Company has made available to the Company a working capital line of credit of $2.0 million, which may be increased in the investor’s discretion. The working capital line may be drawn to purchase components for orders of the Company’s products approved by the lender. The working capital line bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer.

During June 2012 holders of an aggregate of $900,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $550,000. The Company will issue an aggregate of 45,000,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $300,000.
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

Plan of Operation

The Company is continuing to focus its operations on generating sales of LED products through our recently hired team of dedicated sales business development managers, regional sales managers, and our network of manufacturers’ representatives, as well as reducing the cost of producing its LED products in order to make them more price-competitive in the market. In addition, the Company is completing the development of its next generation lighting products and has implemented targeted marketing of its product lines to the global marketplace. We are leveraging several key relationships with energy service companies and original equipment manufacturers to increase sales and to take advantage of price concessions associated with larger orders.

The Company leases office space/warehouse facilities in Sarasota, Florida under an operating lease. The lease term is for a period of 66 months which began in April,2010.  Monthly payments under the lease are currently $10,445. See Subsequent event note, below for additional information.

As of September 30, 2012,  the Company had 19 full-time employees and four active independent contractors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management Report on Disclosure Controls

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to lack of segregation of duties and the need for an updated accounting system, which is in process.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2012, the Company issued 250,000,000 shares of its common stock for an aggregate purchase price of $2,500,000. These shares were issued during the period ended June 30, 2012.

During the first and second quarters of 2012, the Company issued 3,933,943 shares of its common stock in satisfaction of outstanding invoices from a professional service provider and 500,000 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock or $123,625 which was charged to operations. In addition, 100,000 common shares were returned to the Company and cancelled.

 During the third quarter of 2012, the Company agreed to issue 300,000 shares of common stock for services. In addition, the Company issued 400,000 shares of common stock for services. The fair value of the shares of $29,600 was charged to operations. The 300,000 shares have not yet been issued.

In July 2012, Leader Electronics purchased Twelve Million Five Hundred (12,500,000) shares of common stock  of the Company for an aggregate purchase price of One Million Dollars  (US $1,000,000).

On June 4, 2012, the Company and Mr. Interiano entered into an employment agreement effective March 22, 2012 (the “Effective Date”).   Mr. Interiano was granted Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the Company’s common stock.  The exercise price for the Warrant is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.  The Company and VM5 Ventures LLC (“VM5”), a company owned by Mr. Interiano, entered into a Termination and Settlement Agreement whereby the Company and Mr. Interiano amended the Nonstatutory Stock Option Agreement entered into between the Company and Mr. Interiano on January 31, 2012, whereby the option will vest as to 25% of the shares if the Company’s top line revenue has increased by $10 million.  The option will continue to vest as to the remaining 75% of the shares in increments of 25% of the shares each time the Company’s top line revenue increases by at least $10 million.

On September 13, 2012, Charles B. Rockwood and the Company entered into an Executive Employment Agreement pursuant to which Mr. Rockwood agreed to serve as the Executive Vice President and Chief Financial Officer of the Company.  Mr. Rockwood was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the Company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the effective date.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Miscellaneous

On August 13, 2012, the Company implemented a name change whereby the Company changed its name to Evolucia Inc.  In order to implement the name change, the Company filed Articles of Merger to effectuate a merger between Evolucia Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, and the Company, with the Company being the surviving entity.  As a result, the Company’s name changed from “Sunovia Energy Technologies Inc.” to “Evolucia Inc.”.  In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority on August 7, 2012.  Our new CUSIP number is 30049B 105.  As a result of the name change, our symbol will be changed from SUNV to ILED as of August 16, 2012.

On September 13, 2012, Charles B. Rockwood and the Company entered into an Executive Employment Agreement pursuant to which Mr. Rockwood agreed to serve as the Executive Vice President and Chief Financial Officer of the Company.   Mr. Rockwood replaces Jacqueline O’Sullivan as the Company’s Chief Financial Officer.  Ms. O’Sullivan has been reassigned within the Company. Ms. O’Sullivan has no disputes with the Company.

Mr. Rockwood’s term of employment with the Company will be at-will.  Either Mr. Rockwood or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for Mr. Rockwood’s services as Executive Vice-President and Chief Financial Officer, the Company shall compensate Mr. Rockwood a base salary of $150,000 (the “Base Salary”).  The Base Salary will be increased by 5% to 10% on a yearly basis depending on whether certain metrics are satisfied.  The Base Salary increases to $225,000 upon the Company successfully raising $3,000,000 in financing. Mr. Rockwood’s Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without Mr. Rockwood’s mutual agreement.  In the event the Company terminates the Agreement without cause, the Company will be required to pay Mr. Rockwood severance equal to one year in salary.

In addition, Mr. Rockwood will be eligible to earn an annual performance bonus of up to 100% of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses.  Further, Mr. Rockwood was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the Effective Date.

Subsequent events

On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. Headquarters office operations were moved temporarily to 6151 Lake Osprey Drive, Sarasota, FL 34240 while the manufacturing division, which also includes its warehouse, was moved temporarily to 6225 21st Street, Bradenton, FL  34203.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger Pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.27	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUCIA, INC.

Signature	Title	Date

/s/ Mel Interiano Mel Interiano	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2012
/s/ Charles B. Rockwood Charles B. Rockwood	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2012