Form 10-K
period 2012-12-31
Evolucia Inc.
filed 2013-04-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 000-53590

EVOLUCIA INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation
or organization)
98-0550703
(IRS Employer Identification No.)
6151 Lake Osprey Drive, Third Floor
Sarasota, Florida 34240
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of April 14, 2013 was $17,327,630

Number of outstanding shares of the registrant's par value $0.001 common stock as of April 14, 2013: 1,199,974,396

EVOLUCIA, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2012

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

We file reports with the Securities and Exchange Commission ("SEC"), and those reports are available free of charge on our Web site (www.evolucialighting.com) under "Investor Relations/SEC Filings." The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Evolucia Inc. (“Evolucia”, the “Company”, “we”, “our”, “us”) was formed in 2007 through a reverse merger whereby the Company acquired Sun Energy Solar, Inc., our accounting predecessor. Evolucia is in the business of designing, manufacturing, marketing and distributing light emitting diode (LED) lighting fixtures. Prior to 2011, the Company also developed energy-efficient technologies in solar energy and infrared. As discussed below, the Company has exited the solar and infrared businesses. The Company’s solar subsidiary, Sunovia Solar, Inc. has not had operations since June 2010 and is not anticipated to have operations in the foreseeable future.

LED Lighting

LED lights are the most energy-efficient lighting source on the market today. Through our patented Aimed LED Lighting™ technology, we have demonstrated that less overall light is needed if the light is correctly focused on the target area. We have identified an immediate opportunity, particularly in the outdoor lighting market, to supply high quality energy-efficient lighting solutions through our patented technology.  We have developed several LED lighting products, primarily for the outdoor lighting industry, that utilize our Aimed Optics™ technology that we sell directly to customers and through a network of manufacturer’s representatives in the U.S. and other countries. In addition, the Company has other lighting products that do not utilize the Aimed Optics™ technology that complement the Company’s portfolio and provide lighting solutions for other areas, such as parking garages. We continue to develop and refine our products to serve the market and are actively pursuing alliances and strategies that will allow us to drive down the production cost of our products.

Our LED lighting product’s are currently focused on (i) the roadway / walkway lighting market (“cobra head,” “shoebox”, “post-top” and “bell-top” products) (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights) and (iii), commercial indoor market (“high-bay”, “troffer”, and “flat panel” products). A report issued in January 2011 by Navigant Consulting, Inc. prepared for the Building Technologies Program of the Office of Energy Efficiency and Renewable Energy (EERE) of the Department of Energy estimates that there are 56.2 million roadway lights in the United States, including 26.5 million street lights and 26.1 million highway lights. The same report estimates approximately36.4 million parking garage lights and 15.8 million parking lot light fixtures installed in the United States. It is estimated that fewer than 5% of the parking light totals and fewer than 1% of the roadway and highway lights utilized LED technology. We believe these markets, which are primary markets for the Company’s products, have the potential for significant growth in LED replacements of existing technologies in the years ahead. We believe traditional lighting companies have been somewhat slow to develop LED technologies; however, the large lighting companies have acquired the technology either through acquisition or OEM and licensing arrangements with smaller LED lighting companies. There are currently over 200 competitors in the outdoor LED lighting market. Our Aimed Optics™ technology potentially provides a competitive advantage in this market, as it uses less energy to put more light on the ground, although high product costs have hampered sales of the cobrahead and shoebox products in certain markets.

The Company completed the basic design for most of its products in 2009. However, the improvement in LED performance and the competitive pressures in the lighting industry drive the need to update product designs and performance in order to remain competitive. Also, in order for LED lighting to be fully competitive with traditional lighting, the cost of the products, which are currently higher than comparable traditional lighting fixtures must be competitive as well. This will require reductions in product cost through component price reductions and increasing manufacturing efficiencies. We anticipate that this cycle of modifications in product design to these ends will continue and the timeframes for developing new products will be compressed as competition in the industry grows.

The three most significant challenges facing the Company in the LED lighting market are (a) developing a recognizable brand name, (b) expanding our distribution network, and (c) driving down the cost of manufacturing and selling our products. Each of these issues is a priority for the Company at this time and going forward. In addition, as the LED lighting market continues to expand, the distribution efficiencies of the lighting market are likely to drive industry consolidation and product portfolio expansion as fixture companies compete for business across product lines.

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

 Roadway Lighting Products

The Company offers the following standard products for roadway lighting:

(i)	Cobra Head lights in 55-, 80- and 100-watt configurations and Type I, II and III distributions;

(ii)	120- and 150-watt Shoebox lights, Type II and Type III;

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

The Company’s cobra head products replace/retrofit existing cobra head installations without the need to move utility poles or change existing infrastructure, so customers can cost-effectively upgrade with minimal change to existing hardware.

Shoebox

The Shoebox utilizes the same Aimed Optics™ technology as the cobra head with a different housing.

Decorative “Fairview Bell” and “Post Top” Walkway Lights

The Company has developed two decorative LED lights, (i) the Fairview “Bell Top” light currently installed in the Company’s Fairview, TX installation and (ii) a “Post Top” version. In April 2009, the Company completed Phase I of its LED lighting installation in Fairview, TX. The Company designed the entire lighting system, including the spacing and height of the light poles, specifically for the four-lane Fairview Parkway and it features 82 Evolucia lights.

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

Parking Garage Lights (PS14)

This market has approximately 3.1 million parking lot/garage lighting fixtures, (per the U.S. Dept of Energy 2008 Study titled “Energy Savings Estimates of Light Emitting Diodes – Niche Lighting Applications”) of which we estimate 500,000 are replaced each year and has a market size of $100 million annually in the United States. Evolucia’s first fixture in this area, the PS14, comes in 60- and 90- watt configurations and is designed to replace 175-watt MH and 150-watt HPS lights.

Utility Lights and Canopy Lights

Our Utility Light (UTL-1), used for illuminating sidewalks, pathways, landscaping, storage areas, flag poles, statues, signs and monuments, is available in 15- and 24- watt configurations, use up to 75% less electricity than incandescent, quartz or metal halide fixtures and will be maintenance free for more than 10 years.

The Company’s Canopy Light (CAN12), used for lighting exteriors, entryways, breezeways, walkways, perimeters, parking garages, storage areas and industrial / commercial spaces is available in 36- and 50-watt configurations, and is designed to replace 175 watt MH and 150 watt HPS lights.

Additional Products

Our LP3 Light Pack, designed for corridors, closets, cabinets, attics and residential garages, has been redesigned to come in 15- and 30-watt configurations and replace 75-watt incandescent fixtures with a 75% increase in efficiency, a significant increase in life expectancy and no maintenance for up to 15 years.

Leader Electronics

The Company’s high volume production is performed by Leader Electronics (“LEI”), a Taiwanese company whose production facilities are in China.

Pursuant to the agreement - LEI will (i) collaborate in the next generation design of the Products, (ii) design and implement LEI power supplies into the Products as provided in the Specifications, (iii) invested One Million Dollars (US $1,000,000) into the Company, (iv) lease for the Company’s use equipment representing a value of Two Million Dollars (US $2,000,000) which will include manufacturing, test and product equipment and tooling mentioned below to be more specifically identified by the parties, (v) manufacture the Products (A) at a 10% discount to the market rate against non-cancellable purchase orders from the Company for one year following the initial purchase orders and thereafter at a 5% discount to the market rate until a full Eight Million Dollars ($8,000,000) in discounts have been earned by the Company and (B) provide working capital to manufacturing all Products with net payment terms of 45 days, (vi) LEI will acquire all needed tooling, and (vii) serve as an exclusive distributor for the Asia Territory.

In addition, the Company will (i) appoint LEI as the exclusive manufacturer for the Products sold in the Asia Territory, (ii) appoint LEI as an exclusive distributor for the Asia Territory and (iii) provide non-cancellable and irrevocable stand-by Letter of Credit for beneficiary of LEI prior to the shipment of Product or provide payment for the Product prior to shipment.

LEI purchased Twelve Million Five Hundred (12,500,000) shares of common stock (the “Shares”) of the Company for an aggregate purchase price of One Million Dollars  (US $1,000,000).  In the event the Company does not place orders for the Products within five (5) years from the Effective Date (the “Order Date”), then LEI shall be entitled to sell to the Company the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that the Company has not ordered.  For example, in the event the Company has placed orders for 80% of the Products, then LEI will be entitled to sell back to the Company as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price was $0.08. LEI invested the $1,000,000 on July 20, 2012 and this investment has been classified as a liability in the Company’s financial statements because of the contingency related to the share repurchase agreement.

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

5) International

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

On February 22, 2013, the Company and OSRAM Mexico finalized an agreement whereby the companies will develop, deliver and market OSRAM ProPoint™ Cobrahead LED outdoor luminaires using Evolucia Aimed Optics™. Under the agreement, the companies will work together to integrate the Company’s Aimed Optics™ technology with superior LED modules and lighting controls from OSRAM. The combination is expected to result in one of the highest performing and highest quality LED outdoor luminaires in the industry

On March 19, 2013, Evolucia Inc. (the “Company”) entered into a Master Agreement (the “Master Agreement”) with Sunovia Energy Technologies Europe Sp. z o.o. (“SETE”), an unaffiliated polish corporation, pursuant to which the parties agreed to establish a joint venture (the “JV”) for the purpose of manufacturing, marketing, selling and distributing the Company’s products within Europe.  The JV will be formed as Evolucia Europe Sp. z o.o., a Polish corporation.  Pursuant to the Master Agreement, the Company will receive 51% ownership of the JV and SETE will receive 49% ownership of the JV and the Company will appoint one of the three managers.  The JV in turn will have the ability to transfer the right to manufacture, market, sell and distribute to third parties, which may be affiliates of SETE.  In consideration for transferring the above rights to the JV, the JV is required to make a payment of USD $11,000,000 (the “JV Payment”) to the Company prior to August 31, 2013.  The Master Agreement has an initial term of 20 years but shall be terminated in the event the JV fails to make the JV Payment to the Company.

Dependence on Customers

During the fiscal year ended December 31, 2012, we had aggregate sales of $1,587,008 to three customers, compared to sales of $709,251 to two customers during the period ended December 31, 2011, which sales individually represented more than 10% of the Company’s net revenues. Also, as of December 31, 2012, 60% of net accounts receivable were due from three customers, compared to 59% of net account receivable from two customers as of the end of 2011.

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

Employees

As of April 14, 2013, we had 23 full-time employees. We have not experienced any work stoppages and consider relations with employees to be good.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. PROPERTIES

We currently lease an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease requires monthly rent, including sales tax, of approximately $10,445. The building consists of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. Headquarters office operations were moved temporarily to 6151 Lake Osprey Drive, Sarasota, FL 34240 while the manufacturing division, which also includes its warehouse, was moved temporarily to 6225 21st Street, Bradenton, FL  34203. The current facilities are rented on a month to month basis for approximately $15,622 per month. The temporary facilities are in good condition and are adequate for small scale commercialization of our products. We are participating in an incentive-based grant program through Sarasota County which resulted in an incentive of $50,000 in fiscal year 2009.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board and the OTC markets under the symbol "ILED". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Calendar 2012		Calendar 2011
	High	Low	High	Low
First Quarter	$.03	$.02	$.04	$.02
Second Quarter	$.06	$.03	$.05	$.02
Third Quarter	$.06	$.03	$.04	$.02
Fourth Quarter	$.03	$.02	$.02	$.02

 Holders

As of March 29, 2013, we had approximately 1,518 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Island Stock Transfer, Inc. 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

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

In the first quarter and second quarters of 2012, the Company issued 250,000,081 shares to 24 accredited investors for $1,429,600 in cash.
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

In the third quarter of 2012, the Company issued 45,000,000 shares to 7 holders of convertible notes in conversion of $350,000 of principal on that debt.

In the third quarter of 2012, the Company issued 12,500,000 shares of its common stock for an aggregate purchase price of $1,000,000 pursuant to the LEI agreement (see Note H).

During the second quarter of 2012, the Company issued a Director a stock option for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price for the Option is $0.03.  The Option vest over a four year period with 25% vesting on the first anniversary of the grant and the remaining vesting ratably on a quarterly basis thereafter for 12 quarters.

During the second quarter of 2012, the Company issued a second Director a stock option for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price for the Option is $0.03.  The Option vest over a four year period with 25% vesting on the first anniversary of the grant and the remaining vesting ratably on a quarterly basis thereafter for 12 quarters.

During the second quarter of 2012, holders of an aggregate of $900,000 in principal of the 9% convertible notes have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of the holders who extended their Convertible Notes converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new Notes is $550,000. The Company issued an aggregate of 45,000,000 shares of common stock to the holders of the Convertible Notes in the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $300,000. In addition, during March 2012, holders of $663,968 in Notes extended the due date on these Notes to July 1, 2013

During the second quarter of 2012, the Company and its CEO entered into an employment agreement effective March 22, 2012 whereby he was granted Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the Company’s common stock.  The exercise price for the Warrant is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.  The Company and VM5 Ventures LLC (“VM5”), a company owned by the CEO, entered into a Termination and Settlement Agreement whereby the Company and the CEO amended the Nonstatutory Stock Option Agreement entered into between the Company and the CEO on January 31, 2012, whereby the option will vest as to 25% of the shares if the Company’s top line revenue has increased by $10 million.  The option will continue to vest as to the remaining 75% of the shares in increments of 25% of the shares each time the Company’s top line revenue increases by at least $10 million.

During the third quarter of 2012, the Company agreed to issue 300,000 shares of common stock for services. In addition, the Company issued 400,000 shares of common stock for services. The fair value of the shares of $29,600 was charged to operations. The 300,000 shares have not yet been issued.

During the third quarter of 2012, the Company issued 1,042,000 shares of common stock to settle a dispute. The fair value of the shares was $41,680 and was charged to operations.

During the third quarter of 2012, the Company entered into an employment agreement with its Executive Vice President and Chief Financial Officer of the Company whereby the executive was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the Company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the effective date

During the first quarter of 2013, a Director of the Company (“Lender”) provided $2.0 million to the Company on April 1, 2012 for the sole purpose of providing a purchase order financing line of credit.  The purchase order line may be drawn to purchase components for orders of the Company’s products approved by the Lender. The Company and the Director also entered into a letter agreement whereby the Company will be entitled to utilize the proceeds for working capital purposes in addition to specific purchase orders.  In consideration for providing such working capital, the Company issued the Director a common stock purchase warrant to acquire 107 million shares of common stock at an exercise price of $0.025 per share for a period of five years.  In addition, the Company and the Director entered into a Security Agreement pursuant to which the Company granted the Director a security interest in the asset(s) underlying each purchase order.

Additionally, on August 24, 2012, the Company and another Director of the Company, provided a purchase order line of credit of $250,000, which was increased to $500,000 on February 27, 2013. In consideration for providing such capital, the Company issued the Director a common stock purchase warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.025 per share for a period of five years.  The Company and the Director entered into a Security Agreement pursuant to which the Company granted to the Director a security interest in the asset(s) underlying each purchase order.

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

Overview

For the fiscal year ended December 31, 2012, the Company had a net loss of $6,578,296, as compared to a net loss of $4,160,638 for the fiscal year ended December 31, 2011, an increase of $2,417,658, or 58%. The increase resulted from two primary areas: a decrease in Gross Profit of $661,918 and an increase in general and administrative expenses of approximately $1.7 million. The loss from operations for the fiscal year ended December 31, 2012 was $6,390,857 as compared to a loss from operations in the fiscal year ended December 31, 2011 of $4,061,092, or an increase of 51.6%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

Certain events occurring after the end of the fiscal year had a significant impact on the Company’s liquidity and cash available for operations. See “Subsequent Events”.

Results of Operations

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the consolidated financial statements included herewith for the fiscal years ending December 31, 2012 and December 31, 2011.

	2012	2011
Sales	$2,742,587	$2,639,364
Cost of Sales	2,922,339	2,157,198
Gross Profit	(179,752)	482,166
Selling, General & Administrative Expenses	5,978,105	4,543,258
	--	--
Total Operating Costs and Expenses	5,978,105	4,543,258
Operating Loss	(6,157,857)	(4,061,092)

Net Other Expense	420,439	99,546
Net Loss	$(6,578,296)	$(4,160,638)

Revenues

Revenues for the fiscal year ended December 31, 2012 were $2,742,587, which represented an increase of approximately 4% from the prior year of $2,639,634.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes the costs of sale of our products, including material costs, manufacturing and labor, freight and shipping, warranty expense and sales commissions. COGS increased 36% in fiscal year 2012 to $2,922,339 from $2,157,198 in fiscal year 2011. This increase in primarily attributable to an increase in material costs associated with our first generation LED fixtures and the write off of obsolete inventory of $97,481.

Gross Profit

The Company had a gross loss of $179,752 for the year ended December 31, 2012, as compared to a gross profit of $482,166, or 18.3%, for the fiscal year ended December 31, 2011.  The decrease in gross profit is attributable primarily to a necessary price reduction of our first generation LED fixtures in response to an evolving and more competitive marketplace as well as to an increase in associated cost of goods sold.

Expenses

Total operating expenses increased 32%, to $5,978,105 in fiscal year 2012 compared to $4,543,258 in 2011.

The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2012 and 2011 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $239,991 for the year ended December 31, 2012, compared to $339,435 for the year ending December 31, 2011, a decrease of  $99,444. Product development expenses in 2012 represented refining existing designs and development of the next generation cobra head and shoebox products. In addition, in 2012, the Company hired additional personnel in an effort bring the development function in-house versus having outside consultants conduct these efforts in prior years.

General and Administrative

General and administrative expenses are the ordinary expenses of running the business, including overhead, managerial and professional salaries and occupancy expense. For the year ended December 31, 2012 the Company’s general and administrative expenses were $5,578,208, compared to $4,173,063 in the prior year, an increase of $1,405,145 or 34%. $158,795 of this increase, relates to the issuance of stock and stock options issued to consultants. Additional notable increases included compensation and benefits, $386,355, Professional Fees (which include legal and consulting fees incurred for the filing of patents), $180,390, Consultants, $93,944, and Travel, $97,388.

Impairments – The Company incurred impairment expense of $103,008 associated with the write-off of an intangible asset.

Marketing & Sales

Marketing & Sales expenses totaled $163,906 in fiscal year 2012, as compared to $30,760 in fiscal year 2011, representing an increase of $133,146 or 433%. The increase reflects the company’s efforts to re-brand the company and position it more effectively in the marketplace. Included in this category are product samples which were provided to customers for evaluation and potential future orders.

Research and Development

The Company did not incur any research and development expenses in 2012 or 2011.

Other Income and Expenses

Other income and expense reflects interests costs (net of interest income), including derivatives and impairment costs, as discussed below:

Interest expense for the year ended December 31, 2012 was $420,434, compared to $99,546 for the year ended December 31, 2011. The increase in interest expense resulted from the sale of $1,000,000 in convertible debentures in June of 2011 that were outstanding for the full year of 2012 as well as interest expense associated with borrowings on a credit facility. In addition, the Company incurred a debt inducement expense of $300,000 related to the conversion of $450,000 of debt to common stock.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2012, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations. For recent financing activities  See “Subsequent Events” below and Note M to the Financial Statements included elsewhere herein.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity, lines of credit, and debentures. As of December 31, 2012, we had $1,642,464 in cash and cash equivalents. We had receivables, net of allowances, of $112,982 and inventory of $1,280,072. Our current liabilities were $2,780,461.

Our business cycle is working capital intensive. The sales cycle can be several months or longer and sales are not invoiced until the product has been built and shipped, requiring all cost of goods, and in some cases sales commissions, to be incurred prior to payment on an order. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. As discussed in “Subsequent Events” below and Note M to the Financial Statements, we have two lines of credit with a total borrowing capacity of $2.5 million, $2 million of which was provided in cash to the Company and can be used for working capital purposes while the other $500,000 facility is available upon request for specific customer purchase orders pursuant to certain conditions. As of December 31, 2012, the Company had drawn an aggregate of $435,544 and had an available balance of $2,064,456. $360,130 was drawn on the $2 million facility and $75,414 was drawn on the $500 thousand facility.

As noted below, the Company accepted subscriptions for the sale of common stock in the aggregate amount of $2.5 million in the second quarter of 2012.

The Company uses contract manufacturers to produce its products and therefore does not have significant capital expenditures at this time.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2012 totaled $2,993,531

Investing Activities

Net cash used in investing for the year ended December 31, 2012 was $66,578.

Financing Activities

Our net cash raised in financing activities for the fiscal year ended December 31, 2012 was $4,466,695, of which $2,500,000 resulted from the sale of common stock and $2,075,414 resulted from proceeds from a Line of Credit. In addition, the Company repaid short-term debt of $108,719 during 2012.

Cash Requirements

As of December 31, 2012, we had $1,642,464 in cash and cash equivalents. As discussed below, this is not adequate to maintain the Company’s current level of operations through December 31, 2013. However, subsequent events have significantly improved the Company’s cash position and ability to maintain its operations. See “Subsequent Events” below and Note M to the Financial Statements included herein.

Subsequent Events

On February 22, 2013 a private investor, shareholder, and director of the Company received a warrant for 107,000,000 shares at a purchase price per share of $0.025 pursuant to the investor making the entire Line of Credit available without restriction to the Company for use as working capital. The Warrant has a term of 10 years.

On February 27, 2013, a private investor, shareholder, and director of the Company received a warrant for 6,250,000 shares at a purchase price per share of $0.025 pursuant to the investor increasing the purchase order Line of Credit to $500,000. The Warrant has a term of 10 years

On March 4, 2013, the Company  granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.025 per share and vests ratably over a four year period. The option has a term of 10 years.

On March 20, 2013, the Company entered into a joint venture with Sunovia Energy Technologies Europe Sp. z o.o. (SETE), a Polish corporation which is unaffiliated with the Company. The agreement calls for the payment of $11 million to Evolucia by August 31, 2013 in exchange for the manufacture and distribution rights to the European markets.  Under the joint venture agreement, a new entity called Evolucia Europe Sp. z o.o. will be created, with Evolucia Inc. holding a 51% ownership share and SETE holding the remaining 49% ownership.  The joint venture agreement provides exclusive manufacturing rights to Evolucia Europe for the European markets. There is no assurance that this joint venture agreement will be completed.

On April 15, 2013 holders of an aggregate of $821,326 of notes payable and convertible debt extended the due dates of the debt to 2014 or have rolled over their principal plus the accrued interest into the current PPM

Recent Accounting Pronouncements

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges and the valuation of inventory reserves.

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

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at December 31, 2012, we believe we have adequate resources, such as cash on-hand, our credit facilities, and the proceeds from a private placement during the first quarter of 2013 to meet our operating commitments for the next year (see Note O). Furthermore, we expect to have positive cash flows from operations in 2013. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 9A - CONTROLS AND PROCEDURES

Management Report on Disclosure Controls

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the reasons discussed below.

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

Our Chief Executive Officer and Executive Vice President and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in   Internal Control – Integrated Framework   (1992) and  Internal Control Over Financial Reporting – Guidance for Smaller Public Companies   (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal controls over financial reporting are properly designed however due to the reasons discussed below do not operate effectively causing  weaknesses in the Company’s internal controls over financial reporting.

The Company lacks an audit committee with an independent financial expert. The Company is planning to form an audit committee and hopes to do so within the next fiscal year.

The Company’s accounting department lacks sufficient employees to maintain a segregation of duties. The Company is planning to hire a controller and any necessary additional accounting personnel necessary to mitigate these issues.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the names and certain other information regarding individuals who served as directors and executive officers during fiscal year 2012.

Name	Age	Position
Mel Interiano	40	Chief Executive Officer and Chairman of the Board
Thomas A. Siegfried	60	Director
Burton “Skip” Sack	71	Director
Francis Santiago	65	Director
Charles B. Rockwood	49	Executive Vice President and Chief Financial Officer

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

Background of Directors and Executive Officers

Mel Interiano spent 15 years at OSRAM SYLVANIA Inc., most recently as Business Development Manager of Innovation and International Sales Manager. During his tenure at OSRAM SYLVANIA, Mr. Interiano was presented with the Sales Innovation Award in recognition of his contribution to LED lighting sales. In addition, Mr. Interiano has extensive experience in lean manufacturing methods that are critical to the development of world-class LED lighting manufacturing processes. Mr. Interiano, who is fluent in Spanish, earned his Chemical Engineering degree from the University of Rhode Island and is completing an MBA in Finance from Northeastern University. He has also completed executive management programs at Cornell University and is trained in statistical process control and Six Sigma management.

Francis Santiago served as Executive Vice President and General Manager of OSRAM SYLVANIA’s General Lighting division where he directed sales, operations, finance, product development quality, and human resource functions across the NAFTA region, including several manufacturing locations and distributions centers. Prior to that, Mr. Santiago was the global head for OSRAM’s Precision Materials business.

Burton "Skip" Sack served in the United States Marine Corps in Japan, Korea and Okinawa, and received an honorable discharge in 1957 with the rank of Sergeant. In 1961, Sack graduated with distinction from Cornell University with a Bachelor of Science degree. Upon graduation, Sack began his business career with Howard Johnson's as an Advertising Assistant, and in 1981 Mr. Sack was appointed as Senior Vice President of Howard Johnson. Through a leveraged buyout, Mr. Sack acquired the Red Coach Grill Division of Howard Johnson's, a chain of 15 dinner house restaurants. In 1984, Mr. Sack gained the New England franchise rights for Applebee's Neighborhood Grill and Bar Restaurants, and in 1986 opened the first Applebee's in the New England area in Newton, Massachusetts. In October, 1994, Mr. Sack merged his company  with Applebee's International, Inc., the franchisor. At the time of the merger, Mr. Sack's company, Pub Ventures of New England, Inc., operated 14 Applebee's restaurants in four New England States and had two under construction. Upon completion of the merger, Mr. Sack became the Executive Vice President of Applebee's International, Inc. and joined the company's board of directors. He is a former Board member of several other restaurant chains.

Thomas A. Siegfried is a former construction executive with 25 years experience in the commercial and government sector, most recently as co-owner of Centennial Contractors Enterprises Inc. of Reston, Virginia, a nationally renowned construction company that manages large facilities and infrastructure at universities, municipalities and federal installations.

Charles B. Rockwood has more than 20 years of experience in finance and accounting and operations management in a variety of industries including manufacturing, software development, financial services and publishing. Mr. Rockwood has significant experience in turnaround and high-growth environments. From 2010 through 2012, Mr. Rockwood was Chief Financial Officer of Green Jets Incorporated, a firm in the private aviation industry. From 2008 through 2009, Mr. Rockwood was first Chief Operating and Financial Officer, and then Chief Executive Officer and Director of Kesselring Holding Corporation, a publicly traded company specializing in the manufacture and sale of cabinetry, door and hardware products.  In 2006, and 2007, Mr. Rockwood was Chief Operating Officer of LHI, a privately held company in the consumer products manufacturing industry. From 2001 through 2005, Mr. Rockwood served as Chief Financial Officer of Ocwen Technology Xchange, a software development firm in the financial services industry, and Stainsafe Companies, a furniture products manufacturing company. Mr. Rockwood began his career at Arthur Andersen & Co. and is an inactive CPA.

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

2012 Board Meetings

During the fiscal year ended December 31, 2012, the Board formally met 11 times and took action by unanimous written consent on 5 additional occasions. All of the directors attended each of the meetings of the Board in 2012.

Board Committees

Audit Committee

We do not have a separate Audit Committee; rather, our board of directors performed the functions of an Audit Committee during 2012. These functions include recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Other than as discussed herein, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past ten years:

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2012. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2012, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders.

Director Compensation

The Company compensates outside directors on a negotiated basis including expenses for their service. Each of the outside directors received a Warrant for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price ranges from $0.025 to $0.030 depending on when the warrants were issued and vests ratably over a four year period.

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

Compensation Discussion and Analysis

Currently, the Company’s philosophy is to align compensation with its short-term goals (development of products, sales, and generating positive cash flow) as well as the long-term goal of providing expertise to develop long-term product development and development of markets for the Company to pursue. Our plan was determined by a combination of upper management, finance and operations departments, based on research available from NCEO (the National Center for Employee Ownership) and other research management is familiar with. The current plan has the flexibility to be changed as the needs of the Company and the circumstances surrounding it change. The Company has designed its compensation structure to provide its core employees with fair but slightly below-market compensation and supplement that compensation with equity-based incentives such as stock options and stock-based compensation in certain cases. These equity-based incentives align the interests of employees with those of shareholders and allow the employees to earn higher rates of income if the value of the Company improves over time. . The equity-based incentives also give the Company the ability to utilize less cash for compensation and still reward employees for performance improvements. Certain consultants have elected to be paid in shares only.

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

We entered into employment agreements with our Chief Executive Officer and Chairman of the Board and our Executive Vice President and Chief Financial Officer during the year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal year ended December 31, 2012 and the comparable period in 2011. For Mr. Buckland, the table includes compensation for the 2011 and from January 1, 2012 through his last date of employment, January 19, 2012. For Ms. Meringer, the table includes compensation for the 2011 and from January 1, 2012 through her last date of employment, April 3, 2012. For Mr. Hofer, the table includes compensation for the 2011 and from January 1, 2012 through his last date of employment, May 31, 2012. For Messrs. Fugerer and Veal, the table includes compensation information for the period from January 1, 2011 through the last date of employment (May 20, 2011 for Mr. Veal and August 24, 2011 for Mr. Fugerer).

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total $
Mel Interiano, CEO & Chairman	2012 2011	$225,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$18,000 -0-	$243,000 -0-

Charles Rockwood, EVP & CFO	2012 2011	$43,750 -0-	$8,500 -0-	-0- -0-	-0--0-	-0- -0-	-0- -0-	$4,800 -0-	$57,050 -0-

Art Buckland, Former CEO	2012 2011	$24,718 $300,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$24,718 $300,000

Patricia Meringer, Former Director	2012 2011	$29,145 $12,666	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$29,145 $12,666

Erich Hofer, Former Interim CEO/CFO, Director	2012 2011	$40,189 $8,858	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$40,189 $8,858

Robert Fugerer, Former CTO	2012 2011	-0- $169,891	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- $169,891

Matthew Veal, Former CFO	2012 2011	-0- $100,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- $13,470	-0- $113,470

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
CEO Mel Interiano	--0-	25,000,0000	-0-	$0.018	3/22/2022	25,000,000	-0-	-0-	-0-

EVP& CFO Charles Rockwood	-0-	15,000,000	-0-	$0.035	9/13/22	15,000,000	-0-	-0-	-0-

None of our executive officers exercised any stock option or stock-based incentive during 2012. The following table sets forth in tabular form information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis, as required by SEC regulations:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mel Interiano, CEO & Chairman	-0-	-0-	-0-	-0-
Charles Rockwood, EVP & CFO	-0-	-0-	-0-	-0-

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

EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment and consulting contracts with its executives and consultants, described more fully below:

On June 4, 2012, the Company entered into an employment agreement effective March 22, 2012 (the “Effective Date”) with Mel Interiano its Chairman & CEO (“CEO”).  The term of employment with the Company will be at will.  Either the CEO or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for services as the CEO, the Company shall compensate him at a base salary of $300,000 (the “Base Salary”).  The Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without mutual agreement.  In the event the Company terminates the Agreement without cause, the Company will be required to pay severance equal to one year in salary.

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

On September 13, 2012, the Company entered into an employment agreement with Charles B. Rockwood its Executive Vice President and Chief Financial Officer (“EVP & CFO”) of the Company. The term of employment with the Company will be at will.  Either EVP & CFO or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for services as EVP & CFO, the Company shall compensate him at a base salary of $150,000 (the “Base Salary”).  The Base Salary will be increased by 5% to 10% on a yearly basis depending on whether certain metrics are satisfied.  The Base Salary increases to $225,000 upon the Company successfully raising $3,000,000 in financing. The Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without the EVP & CFO’s mutual agreement.  In the event the Company terminates the Agreement without cause, the Company will be required to pay the EVP & CFO severance equal to one year in salary.

In addition, EVP & CFO will be eligible to earn an annual performance bonus of up to 100% of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses.  Further, the EVP & CFO was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the Effective Date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Evolucia Common Stock of Principal Stockholders, Directors and Management

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 14, 2013 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Mel Interiano ** 6151 Lake Osprey Drive, Third Floor Sarasota, Florida 34230	Common Stock	80,000,000 (3)	6.67%

Thomas A. Siegfried ** 6151 Lake Osprey Drive, Third Floor Sarasota, Florida 34230	Common Stock	202,294,048 (4)	16.86%

Francis Santiago** 6151 Lake Osprey Drive, Third Floor Sarasota, Florida 34230	Common Stock	5,000,000 (5)	*%

Skip Sack** 6151 Lake Osprey Drive, Third Floor Sarasota, Florida 34230	Common Stock	31,250,000 (6)	2.60%

Charles Rockwood** 6151 Lake Osprey Drive, Third Floor Sarasota, Florida 34230	Common Stock	15,000,000 (7)	1.25%

All Officers and Directors As a Group (5 persons)	Common Stock	333,544,048	27.80%
* Less than 1%.
** Executive officer and/or director.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 1,199,974,396 shares of common stock issued and outstanding as of April 14, 2013.

(3)
25,000,000 shares vest in four equal installments on a yearly basis effective March 22, 2012. Also includes 5,000,000 shares, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter. Additionally, 50,000,000 shares will vest as to 25% of the shares annually as of the grant date, January 31, 2012, if the Company’s top line revenue has increased by $10 million.  The option will continue to vest as to the remaining 75% of the shares in increments of 25% of the shares annually each time the Company’s top line revenue increases by at least $10 million from the previous year.

(4)
Includes (i) 62,794,048 shares of common stock held directly by two family trusts, (ii) a non-statutory stock option to acquire 5,000,000 shares of common stock, (iii) a common stock purchase warrant to acquire 107,000,000 shares, (iv) a common stock purchase warrant to acquire 25,000,000 shares of common, and (v) a 9% convertible promissory note convertible into 25,000 shares of common stock.

(5)	Includes 5,000,000 shares, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter.

(6)
Includes 5,000,000 shares, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter. Additionally, includes a common stock purchase warrant to acquire 6,250,000 shares for a period of five years.

(7)	Represents a common stock purchase warrant to acquire 15,000,000 shares which vest ratably over a two year period as of the grant date.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 During 2012, the Company engaged in the following transactions with executive officers and directors:

In the second quarter of 2012, the Company issued 25,000,000 shares to a director who provided a working capital line of credit to the Company in the initial aggregate amount of $2,000,000.

During the second quarter of 2012, the Company issued a Director a stock option for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price for the Option is $0.03.  The Option vest over a four year period with 25% vesting on the first anniversary of the grant and the remaining vesting ratably on a quarterly basis thereafter for 12 quarters.

During the second quarter of 2012, the Company issued a second Director a stock option for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price for the Option is $0.03.  The Option vest over a four year period with 25% vesting on the first anniversary of the grant and the remaining vesting ratably on a quarterly basis thereafter for 12 quarters.

During the second quarter of 2012, the Company and its CEO entered into an employment agreement effective March 22, 2012 whereby he was granted Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the Company’s common stock.  The exercise price for the Warrant is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.  The Company and VM5 Ventures LLC (“VM5”), a company owned by the CEO, entered into a Termination and Settlement Agreement whereby the Company and the CEO amended the Nonstatutory Stock Option Agreement entered into between the Company and the CEO on January 31, 2012, whereby the option will vest as to 25% of the shares if the Company’s top line revenue has increased by $10 million.  The option will continue to vest as to the remaining 75% of the shares in increments of 25% of the shares each time the Company’s top line revenue increases by at least $10 million.

During the third quarter of 2012, the Company entered into an employment agreement with its Executive Vice President and Chief Financial Officer of the Company whereby the executive was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the Company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the effective date

During the first quarter of 2013, a Director of the Company (“Lender”) provided $2.0 million to the Company on April 1, 2012 for the sole purpose of providing a purchase order financing line of credit.  The purchase order line may be drawn to purchase components for orders of the Company’s products approved by the Lender. The Company and the Director also entered into a letter agreement whereby the Company will be entitled to utilize the proceeds for working capital purposes in addition to specific purchase orders.  In consideration for providing such working capital, the Company issued the Director a common stock purchase warrant to acquire 107 million shares of common stock at an exercise price of $0.025 per share for a period of five years.  In addition, the Company and the Director entered into a Security Agreement pursuant to which the Company granted the Director a security interest in the asset(s) underlying each purchase order.

Additionally, on August 24, 2012, the Company and another Director of the Company, provided a purchase order line of credit of $250,000, which was increased to $500,000 on February 27, 2013. In consideration for providing such capital, the Company issued the Director a common stock purchase warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.025 per share for a period of five years.  The Company and the Director entered into a Security Agreement pursuant to which the Company granted to the Director a security interest in the asset(s) underlying each purchase order.

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

Audit Fees

Our principal accountant, Kingery & Crouse, P.A.,  rendered services audit and other services to us during the fiscal periods indicated for the fees listed:

	Fiscal year ended	Fiscal year ended
	December 31, 2012	December 31, 2011

Audit fees	$46,705	$51,150
Non-Audit-related fees	$24,475	Nil
Tax fees	$ 7,935	Nil
All other fees	Nil	Nil

Audit and audit related fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

The Non audit related fees relate to the audit of an entity the Company is considering acquiring.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger filed pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated June 15, 2009 (9)

10.10	Form of Security Agreement dated June 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated June 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated June 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013 (15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between Sunovia Energy Technologies, Inc. and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between Sunovia Energy Technologies, Inc. and VM5 Ventures LLC dated June 4, 2012 (16)

10.25	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.26	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.27	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.28	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.29	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2011.

(15)	Incorporated by reference to the Current Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLUCIA INC.

Date: April 15, 2013	By:	/s/ MEL INTERIANO
Mel Interiano
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2013	By:	/s/ CHARLES B. ROCKWOOD
Charles B. Rockwood
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/MEL INTERIANO	Chief Executive Officer	April 15, 2013
Mel Interiano	(Principal Executive Officer)

/s/CHARLES B. ROCKWOOD	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting	April 15, 2013
Charles B. Rockwood	Officer) and Treasurer

/s/BURTON SACK	Director	April 15, 2013
Burton Sack

/s/THOMAS A. SIEGFRIED	Director	April 15, 2013
Thomas A. Siegfried

/s/FRANCIS SANTIAGO	Director	April 15, 2013
Francis Santiago

CONTENTS

To The Board of Directors and Stockholders
Evolucia, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Evolucia, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and of cash flows for the years ended December 31, 2012 and 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolucia, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
April 15, 2013

Evolucia, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$1,642,464	$235,878
Accounts receivable	112,982	409,064
Inventory	1,280,072	560,738
Prepaid expenses and other current assets	59,598	67,660
Total current assets	3,095,116	1,273,340

Property and equipment, at cost, net of
accumulated depreciation of $641,491 and $596,473	113,584	92,024

Other assets:
Deposits and other assets	190,607	123,008

	$3,399,307	$1,488,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,404,752	$569,645
Common stock redemption	-	650,000
Convertible notes payable	292,642	1,000,000
Lines of credit - affiliates	83,067	-
Deferred revenue	1,000,000	-
Current portion of notes payable	-	672,687
Total current liabilities	2,780,461	2,892,332

Long-term debt	2,821,326	-

Commitments and contingencies (Note H)

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,197,770,827 and 884,694,803
shares issued and outstanding	1,197,771	884,695
Additional paid-in capital	87,054,357	81,587,657
Accumulated (deficit)	(90,420,133)	(83,841,837)
	(2,168,005)	(1,369,485)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(2,202,480)	(1,403,960)
	$3,399,307	$1,488,372

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011

Sales	$2,742,587	$2,639,364

Cost of sales	2,922,339	2,157,198

Gross profit (loss)	(179,752)	482,166

Operating expenses:
Selling, general and administrative expenses	5,978,105	4,543,258
	5,978,105	4,543,258

Loss from operations	(6,157,857)	(4,061,092)

Other (Income) expense:
Interest expense, net	420,439	99,546

Loss before income taxes	(6,578,296)	(4,160,638)
Income taxes	-	-
Net loss	$(6,578,296)	$(4,160,638)

Per share information basic and diluted:
Loss per share	$(0.01)	$(0.00)
Weighted average shares outstanding	1,062,602,534	876,793,343

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years December 31, 2011 and 2012

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance December 31, 2010	908,010,135	$908,010	$79,140,290	$(79,681,199)	$(34,475)	$332,626

Shares cancelled and retired	(63,284,162)	(63,284)	63,284	-	-	-
Adjustment for shares issued in prior years	2,280,978	2,281	(2,281)	-	-	-
Exercise of options for cash	710,514	711	(640)	-	-	71
Shares issued for services	3,227,338	3,227	88,754	-	-	91,981
Shares issued for cash	25,000,000	25,000	475,000	-	-	500,000
Shares issued in satisfaction of accruals	8,750,000	8,750	194,250	-	-	203,000
Stock options and warrants granted for services	-	-	1,629,000	-	-	1,629,000
Net (loss) for the year	-	-	-	(4,160,638)	-	(4,160,638)
Balance December 31, 2011	884,694,803	884,695	81,587,657	(83,841,837)	(34,475)	(1,403,960)

Shares issued for debenture conversion	45,000,000	45,000	405,000	-	-	450,000
Shares cancelled	(300,000)	(300)	300	-	-	-
Debt inducement	-	-	300,000	-	-	300,000
Shares issued for cash	250,000,081	250,000	2,250,000	-	-	2,500,000
Shares issued for services	5,875,943	5,876	189,630	-	-	195,506
Stock options and warrants granted for services	-	-	1,684,270	-	-	1,684,270
Shares issued for deferred revenue	12,500,000	12,500	(12,500)	-	-	-
Common stock redemption	-	-	650,000	-	-	650,000
Net (loss) for the year	-	-	-	(6,578,296)	-	(6,578,296)
Balance December 31, 2012	1,197,770,827	$1,197,771	$87,054,357	$(90,420,133)	$(34,475)	$(2,202,480)

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,578,296)	$(4,160,638)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	45,018	167,114
Provision for bad debts	21,388	20,898
Non cash stock charges	1,879,776	1,720,981
Debenture inducement expenses	300,000	-
Interest added to a line of credit	7,653	-
Impairment of investment	100,000	-
Changes in assets and liabilities:
Accounts receivable	274,694	61,778
Inventory	(719,334)	92,569
Prepaid expenses and other current assets	8,062	6,799
Other assets	(167,599)	-
Deferred revenue	1,000,000	-
Accounts payable and accrued expenses	835,107	(282,024)
Total adjustments	3,584,765	1,788,115
Net cash (used in) operating activities	(2,993,531)	(2,372,523)

Cash flows from investing activities:
Acquisition of property and equipment	(66,578)	(20,964)
Net cash (used in) investing activities	(66,578)	(20,964)

Cash flows from financing activities:
Common shares issued for cash	2,500,000	500,071
Proceeds from lines of credit, net	2,075,414	-
Repayment on notes payable	(108,719)	(156,281)
Proceeds from convertible debentures	-	1,000,000
Net cash provided by financing activities	4,466,695	1,343,790

Increase (decrease) in cash and cash equivalents	1,406,586	(1,049,697)
Cash and cash equivalents, beginning of year	235,878	1,285,575
Cash and cash equivalents, end of year	$1,642,464	$235,878

Supplemental cash flow information:
Cash paid for interest	$80,344	$73,290
Cash paid for income taxes	$-	$-
Non cash investing and financing activities
Issuance of common shares in satisfaction of convertible debentures	$450,000	$-
Issuance of common shares in satisfaction of accruals	$-	$203,000
Write off of common stock redemption liability	$650,000	$-
Cancellation of common shares	$300	$-
Issuance of common shares related to deferred revenue	$12,500	$-

See the accompanying notes to the consolidated financial statements.

EVOLUCIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Evolucia, Inc. (formerly Sunovia Energy Technologies, Inc.) (“the Company”) is a Nevada corporation engaged in the business of designing, manufacturing, marketing and selling energy-efficient light emitting diode (LED) lighting fixtures through a number of channels including strategic partnerships and energy solution providers.

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at December 31, 2012, we believe we have adequate resources, such as cash on-hand, our credit facilities, and the proceeds from a private placement during the first quarter of 2013 to meet our operating commitments for the next year (see Note O). Furthermore, we expect to have positive cash flows from operations in 2013. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

U
Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Method

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our inventory allowances, our deferred income tax assets and stock based compensation.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

Cash Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts principally with two financial institutions located in the United States.  Management does not believe the Company is exposed to significant risks on such accounts however at times these deposits may exceed federally insured limits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At December 31, 2012, substantially all of the Company’s cash was on deposit at a single financial institution.

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

The Company determined an allowance for uncollectible accounts was not required at December 31, 2012 and 2011.  Management has not charged interest on accounts receivable as of December 31, 2012.

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

Accounting for Long-Lived Assets

We periodically perform impairment tests on each of our long-lived assets, including property and equipment and intangible assets.  In doing so, we evaluate the carrying value of each long-lived asset with respect to several factors, including historical revenue generated from each asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as they are incurred. Advertising costs charged to expense for the years ended December 31, 2012 and 2011 totaled $43,035 and $11,052.

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

We use an expected stock price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants, as we believe such historical data will be similar to future results.

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

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares is adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The total number of shares not included in the calculation at December 31, 2012 and 2011, based on this methodology, was 199,626,660 and 110,172,412.

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

Common stock redemption was carried at cost, which approximates fair value, because it was anticipated that it will be redeemed at this specific amount. The carrying value of the Company’s long-term debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

NOTE B - ACQUISITION OF PATENT RIGHTS FROM SPARX, INC.

On December 21, 2005, the Company acquired certain patent rights from Sparx, Inc., a Florida corporation 100% owned by the Company’s founder and then chief executive officer, As consideration for the assignment of the patent rights, the Company entered into a royalty agreement (the “Royalty Agreement”) with Sparx, Inc., that provided for a royalty payment of 4.9% of gross revenues from the patent rights assigned. In September 2010, the Company issued 2,870,000 shares in settlement of the obligation under the Royalty Agreement which was mutually terminated effective January 1, 2011. In addition, the Company granted to Sparx an option to acquire 500,000,000 shares of its common stock at an exercise price of $.10 per share. This option was subsequently modified to permit it to be assigned and in 2009, the option was assigned to Craca Properties, LLC, an entity controlled by the Company’s founder. This option was mutually terminated in February 2011 (see Note L). The Company has no further or continuing obligation under the Royalty Agreement, and the option has been cancelled, with no party having any further rights to the option or any shares covered by it.

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of December 31, 2012 and 2011 is as follows:

	2012	2011
Deferred tax asset
Net operating loss carry forward	$45,100,000	$40,900,000
Deferred tax asset	15,300,000	13,900,000
Valuation allowance	(15,300,000)	(13,900,000)
Net deferred tax asset	$-	$-

 A reconciliation of provision (benefit) for income taxes to income taxes at the statutory rate is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011
Federal income tax (benefit)
at statutory rate	$(1,450,000)	$(683,000)
State tax (benefit)	(210,000)	(122,000)
Valuation allowance	1,660,000	805,000

Provision (benefit) for income taxes	$-	$-

The Company has reserved the entire balance of the loss carryforward at December 31, 2012, as it is unable to project whether it will be able to utilize the carryforward. The principal difference between the loss for book purposes and the net operating loss carryforward results primarily from stock compensation and other non-cash items. The change in the valuation allowance was $1,660,000 during the year ended December 31, 2012.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2012. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2007.

NOTE D - PROPERTY AND EQUIPMENT, NET

At December 31, 2012 and 2011, property and equipment consisted of the following:

	2012	2011

Computer equipment	$304,845	$301,193
Tooling	283,706	274,566
Furniture and fixtures	101,846	48,060
Leasehold improvements	64,678	64,678
	755,075	688,497
Less: accumulated depreciation	(641,491)	(596,473)

Furniture and equipment	$113,584	$92,024

Total depreciation and amortization expense for the years ended December 31, 2012 and 2011was $45,018 and $138,204.

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Redemption

As of January 31, 2008, the Company redeemed 37,523,114 shares of Sun Energy Solar, Inc. common stock at the issuance price of $0.10.  Subsequent to January 31, 2008, the Company issued 28,948,975 shares of its common stock to shareholders who chose not to receive cash for their shares.  Cash payments totaling $207,385 were made to shareholders of Sun Energy Solar, Inc.  There were 6,500,000 shares of the Company’s common stock that may be required to be issued in connection with the redemption which is evidenced by an accrued liability of $650,000 at December 31, 2011. During January 2012 the Florida Statute of Limitations related to this accrual expired and the Company wrote off the $650,000 liability and recorded the balance in Additional Paid in Capital.

Common Stock

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

Pursuant to a settlement agreement (see Note H) EPIR returned 59,405,829 shares of the Company’s common stock to the Company and the shares were cancelled.

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

During 2012 the Company issued 250,000,081 shares of its common stock for cash aggregating $2,500,000.

During 2012 the Company issued 45,000,000 shares of its common stock for the conversion of $450,000 of the principal balance of convertible notes (see Note M).

During 2012 the Company issued 5,875,943 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock at the time the services were agreed to or $195,506, which was charged to operations. In addition, 300,000 common shares were returned to the Company and cancelled.

During 2012 the Company issued 12,500,000 shares of its common stock pursuant to a manufacturing, development and investment agreement (see Note H).

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

On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. Headquarters office operations were moved temporarily to 6151 Lake Osprey Drive, Sarasota, FL 34240 while the manufacturing division, which also includes its warehouse, was moved temporarily to 6225 21st Street, Bradenton, FL  34203. The current facilities are rented on a month to month basis for approximately $15,622 per month.

The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the above leased property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual has been recorded for this contingency has been recorded at December 31, 2012.

Rental expense for the year ended December 31, 2012 and 2011 totaled $141,210 and $125,340.

 NOTE G - RETIREMENT PLAN

The Company sponsors a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a safe harbor matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement plan expense for the years ended December 31, 2012 and 2011 was $10,004 and $22,115.

NOTE H - COMMITMENTS AND CONTINGENCIES

Manufacturing, development and investment agreement

On July 12, 2012, the Company entered into a manufacturing, development and investment agreement with Leader Electronics, Inc. (“LEI”).

Pursuant to the agreement, LEI will (i) collaborate in the next generation design of the Products, (ii) design and implement LEI power supplies into the Products as provided in the Specifications, (iii) invest $1,000,000 into the Company, (iv) lease for the Company’s use equipment representing a value of $2,000,000 which will include manufacturing, test and product equipment and tooling mentioned below to be more specifically identified by the parties, (v) manufacture the Products (A) at a 10% discount to the market rate against non-cancellable purchase orders from the Company for one year following the initial purchase orders and thereafter at a 5% discount to the market rate until $8,000,000 in discounts have been earned by the Company and (B) provide working capital to manufacture all Products with net payment terms of 45 days, (vi) LEI will acquire all needed tooling, and (vii) serve as an exclusive distributor for the Asia Territory.

In addition, the Company will (i) appoint LEI as the exclusive manufacturer for the Products sold in the Asia Territory, (ii) appoint LEI as an exclusive distributor for the Asia Territory and (iii) provide non-cancellable and irrevocable stand-by Letter of Credit for beneficiary of LEI prior to the shipment of Product or provide payment for the Product prior to shipment.

LEI will purchase 12,500,000 shares of common stock (the “Shares”) of the Company for an aggregate purchase price of $1,000,000  within two business days of the Effective Date.  In the event the Company does not place orders for the Products within five years from the Effective Date (the “Order Date”), then LEI shall be entitled to sell to the Company the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that the Company has not ordered.  For example, in the event the Company has placed orders for 80% of the Products, then LEI will be entitled to sell back to the Company as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price will be $0.08.

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

The carrying value of the investment in EPIR of $100,000 represented the Company’s estimation of the value of a patent application related to solar technology. Under the terms of its settlement with EPIR, the Company is entitled to 50% of any revenue recognized through the sale or license of the jointly-developed solar technology. At December 31, 2012, the Company determined that it would no longer actively engage in the solar business and recorded an impairment charge for the $100,000.

Other Litigation

The Company is defending a lawsuit brought by a supplier of a component part of its LED lighting fixtures. The suit alleges that the Company owes a re-stocking fee of approximately $100,000 for the return of certain parts. The Company believes it has substantial defenses to this suit and intends to vigorously defend it. The lawsuit is in the early stages of pleadings, and the outcome is uncertain. No significant legal fees have been incurred in this case to date.

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

NOTE I - RELATED PARTY TRANSACTIONS

Transactions with related parties during the years ended December 31, 2012 and 2011 include the royalty agreement discussed in Note B, the equity issuances discussed in Note E, the consulting agreements discussed in Note K, the debt and note agreements discussed in Note M and the stock options discussed in Note L.

NOTE J - RISKS AND UNCERTAINTIES

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

Concentrations

During the years ended December 31, 2012 and 2011, the Company reported sales aggregating $1,587,008 to three customers and sales aggregating $709,251 to two customers which sales individually represented in excess of 10% of the Company’s total sales.

At December 31, 2012 and 2011, approximately 60% of net accounts receivable was due from three customers and 59% of net accounts receivable was due from one customer.

 NOTE K - EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has various employment contracts with its executives described more fully below:

On August 30, 2010, the Board of Directors approved the appointment of Arthur Buckland as Chief Executive Officer and director of the Company effective September 7, 2010.  Mr. Buckland and the Company entered into a written employment which provided, among other things, for an annual base salary of $300,000 and an option to acquire 72,000,000 shares of common stock of the Company at an exercise price of $.045 per share.  Mr. Buckland’s option vests over a four-year period with 25% of the shares vesting after one year and the remaining shares vesting ratably on a monthly basis thereafter. The employment agreement also provided for potential bonuses in certain circumstances in the discretion of the Company’s Board of Directors. No bonus was awarded under the employment agreement in 2012 or 2011. Mr. Buckland’s agreement was terminated during January 2012. As more fully described in Note O, the Company and Mr. Buckland settled their dispute on March 25, 2013.

On June 4, 2012, the Company entered into an “at will” employment agreement effective March 22, 2012 (the “Effective Date”) with its CEO.    Either The CEO or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for services as the CEO, the Company shall compensate him at a base salary of $300,000 (the “Base Salary”).  The Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without mutual agreement.  In the event the Company terminates the Agreement without cause, the Company will be required to pay severance equal to one year in salary.

In addition, the CEO will be eligible to earn an annual performance bonus of up to 100% of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses.  Further, the CEO was granted a Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the company’s common stock.  The exercise price for the Warrant per share is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.

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

On September 13, 2012, the Company entered into an “at will” employment agreement with its Executive Vice President and Chief Financial Officer (EVP & CFO).  Either the EVP & CFO or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for services as EVP & CFO, the Company shall compensate him at a base salary of $150,000 (the “Base Salary”).  The Base Salary increases to $225,000 upon the Company successfully raising $3,000,000 in financing. The Base Salary will be subject to modification during the employment in accordance with the Company’s practices, policies, and procedures but will not be reduced without mutual agreement.  In the event the Company terminates the Agreement without cause, the Company will be required to pay the EVP & CFO severance equal to one year in salary.

In addition, the EVP & CFO will be eligible to earn an annual performance bonus of up to 100% of his Base Salary measured as of the end of the preceding fiscal year, payable in cash when other Company executives are paid their bonuses.  Further, he was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the Effective Date.

NOTE L – STOCK OPTIONS

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

During the year ended December 31, 2011, the Company granted options to purchase 18,425,000 common shares at exercise prices of $0.02 to $0.03 per share for a period of ten years which vest over a five year period, to employees, consultants and officers. In addition the Company issued options to purchase 5,084,912 common shares at exercise prices of $0.02 to $0.07 per share for periods of three to four years which vest immediately, to a consultant. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 1.0% to 2.0%, expected volatility of 153% and expected lives of 3 to 10 years.  No dividends were assumed in the calculations. The fair value of the options aggregated $643,297 of which $188,047 was charged to operations during the year ended December 31, 2011

During the year ended December 31, 2011, an aggregate of $1,440,953 was charged to operations related to options granted during prior years.

During the year ended December 31, 2012, the Company granted options to purchase 168,704,248 common shares at exercise prices of $0.02 to $0.05 per share for periods of five to ten years which vest over periods ranging from immediately to four years, to employees, consultants and officers. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rates of 1.0% to 2.0%, expected volatility of 120% and expected lives of 1 to 10 years.  No dividends were assumed in the calculations. The fair value of the options aggregated $3,928,211 of which $1,578,578 was charged to operations during the year ended December 31, 2012.

During the year ended December 31, 2012, an aggregate of $105,692 was charged to operations related to options granted during prior years.

At December 31, 2012, there was an aggregate of $2,304,000 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options is as follows:

		December 31, 2012
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	110,172,412	$0.069
Options granted	168,704,248	0.028
Options cancelled/exercised	(79,250,000)	0.047
Outstanding at December 31, 2012	199,626,660	$0.031	$0.00	7.5 years
Exercisable at December 31, 2012	66,501,660	$0.038	$0.00	7.6 years

		December 31, 2011
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at
beginning of year	617,,873,486	$0.097
Options granted	23,509,912	0.033
Options cancelled/exercised	(531,210,986)	0.100
Outstanding at December 31, 2011	110,172,412	$0.069	$0.00	4.2 years
Exercisable at December 31, 2011	46,722,412	$0.053	$0.00	3.2 years

The unvested options vest as follows:

2013 – 50,483,333; 2014 – 52,120,833; 2014 – 18,229,167; 2015 – 12,291,667

Aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on December 31, 2012 and 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2012 and 2011. This amount will fluctuate based on the fair market value of the Company’s stock.

NOTE M – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

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

During March and April 2012 holders of an aggregate of $900,000 in principal of the 9% convertible notes described above have restructured their Convertible Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of these holders converted 50% of the principal amount of the Convertible Notes to common stock at $.02 per share which was the trading price of the shares on the conversion date, and the Company modified the terms of the remaining debt to allow conversion at $.02 per share and to increase the interest rate to 10% per annum. The aggregate principal amount outstanding under the new notes is $550,000. The Company issued an aggregate of 45,000,000 shares of common stock to the holders of the Convertible Notes for the conversion of principal to common stock. In connection with the modification and conversion the Company recorded a debt conversion expense of $300,000.

The outstanding notes may be converted into an aggregate of 24,166,667 common shares pursuant to their terms.

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

During 2012, $109,134 was repaid bringing the balance outstanding to $563,553. In addition, during March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013.

Lines of Credit

A private investor, shareholder and director of the Company has made available to the Company a working capital and purchase order line of credit (Line of Credit) of $2.0 million, which is due during January 2014 (see Note O), and which may be increased at the investor’s discretion. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor and that are used to fulfill specific customer orders. For advances made for the purpose of funding Purchase Orders, the line is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders bear interest at an annual rate of 12.5% and the principal amount of the draws, plus accrued interest, must be repaid back to the Line of Credit within three business days of receipt of payment from the customer.  Because interest is added back to the Line of Credit, the available balance increases by that amount. The lender has deposited the $2,000,000 in a bank account and the Company has recorded the entire Line of Credit as a liability. On February 22, 2013, effective as of December 31, 2012, the investor made the entire Line of Credit available without restriction to the Company to use for both Working Capital purposes and for Purchase Orders. For that portion of the Line of Credit that is used for Working Capital purposes, the Line of Credit is unsecured, and bears interest at an annual rate of 14.0%. At December 31, 2012, $360,130 was drawn on the bank account, $300,000 of which was for Working Capital purposes, and $60,130 was used for Purchase Orders. The balance of the line was $2,007,653 including unpaid interest of $7,653.

A private investor, shareholder and director of the Company made available to the Company a purchase order line of credit (Line of Credit) of $250,000, which may be increased at the investor’s discretion and, with the exception of $100,000 which is due in January, 2014, is due on demand. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor.  The Line of Credit bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer. The Line of Credit is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders at December 31, 2012, were $75,414.

Private Placement Memorandum (PPM)

On November 27, 2012, the Company initiated the sale of up to $5,000,000 in 14% Callable Promissory Notes (Notes) in a confidential private placement memorandum (PPM) offering made pursuant to Regulation D “all or none, best efforts basis” to accredited investors only. The Notes are secured by the assets of the company, subject to the security interests of the Callable Promissory Notes and Purchase Order Lines of Credit described above.

The Notes are offered in units of $50,000 each (a “Unit”). The PPM is subject to a minimum sale of 40 Units ($2,000,000) and a maximum of 100 Units. The Notes mature in 36 months. Interest accrues for the first 12 months and is payable monthly starting in month 13. Principal plus accrued interest is paid in month 36. Each Unit receives a Common Stock Purchase Warrant to purchase 2,395,542 shares of common stock at an exercise price of $0.025. See Note O.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE O – SUBSEQUENT EVENTS

On February 22, 2013 a private investor, shareholder, and director of the Company received a warrant for 107,000,000 shares at a purchase price per share of $0.025 pursuant to the investor making the entire Line of Credit available without restriction to the Company for use as working capital. The Warrant has a term of 10 years.

On February 27, 2013, a private investor, shareholder, and director of the Company received a warrant for 6,250,000 shares at a purchase price per share of $0.025 pursuant to the investor increasing the purchase order Line of Credit to $500,000. The Warrant has a term of 10 years

On March 4, 2013, the Company  granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.025 per share and vests ratably over a four year period. The option has a term of 10 years.

On March 20, 2013, the Company entered into a joint venture with Sunovia Energy Technologies Europe Sp. z o.o. (SETE), a Polish corporation which is unaffiliated with the Company. The agreement calls for the payment of $11 million to Evolucia by August 31, 2013 in exchange for the manufacture and distribution rights to the European markets.  Under the joint venture agreement, a new entity called Evolucia Europe Sp. z o.o. will be created, with Evolucia Inc. holding a 51% ownership share and SETE holding the remaining 49% ownership.  The joint venture agreement provides exclusive manufacturing rights to Evolucia Europe for the European markets. There is no assurance that the joint venture will be completed.

On April 15, 2013 the Company sold 40 units of its current PPM for aggregate proceeds of $2,000,000.

On April 15, 2013 holders of an aggregate of $821,326 of notes payable and convertible debt described above (Note M) extended the due dates of the debt to 2014 or have rolled over their principal plus the accrued interest into the current PPM.