Form 10-Q
period 2013-03-31
Evolucia Inc.
filed 2013-05-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2013 was 1,206,402,967.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2013 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$580,612	$1,642,464
Accounts receivable	93,411	112,982
Inventory	1,321,190	1,280,072
Prepaid expenses and other current assets	367,140	59,598
Total current assets	2,362,353	3,095,116

Property and equipment, at cost, net of
accumulated depreciation of $684,836 and $641,491	129,300	113,584

Other assets:
Deposits and other assets	13,033	190,607

	$2,504,686	$3,399,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,169,542	$1,404,752
Lines of credit – affiliates	2,212,376	83,067
Deferred revenue	1,000,000	1,000,000
Current portion of debt	75,000	292,642
Total current liabilities	4,456,918	2,780,461

Long-term debt	1,338,553	2,821,326

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,199,974,396 and 1,197,771,827
shares issued and outstanding	1,199,976	1,197,771
Additional paid-in capital	88,091,796	87,054,357
Accumulated (deficit)	(92,548,082)	(90,420,133)
	(3,256,310)	(2,168,005)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(3,290,785)	(2,202,480)
	$2,504,686	$3,399,307

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months
	2013	2012

Sales	$$456,821	$611,228

Cost of sales	293,885	389,391
Gross profit	162,936	221,837

General and administrative -
Selling, general and administrative expenses	1,426,522	713,945
	1,426,522	713,945

Loss from operations	(1,263,586)	(492,108)

Other Income (expense):
Interest and debt conversion expense, net	(864,363)	(252,488)

Loss before income taxes	(2,127,949)	(744,596)
Income taxes	-	-
Net loss	$(2,127,949)	$(744,596)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	1,199,661,325	885,682,715

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net cash (used in) operating activities	$(1,224,467)	$(166,813)

Cash flows from investing activities:
Acquisition of property and equipment	(59,061)	-
Net cash (used in) investing activities	(59,061)	-

Cash flows from financing activities:
Common Shares issued or subscribed for cash	-	1,604,600
Loan from affiliate	100,000	-
Proceeds from lines of credit, net	121,656	-
Proceeds from notes payable and convertible debentures	-	50,000
Repayments of notes payable	-	(8,719)
Net cash provided by financing activities	221,656	1,64 5,881

Increase (decrease) in cash and cash equivalents	(1,061,872)	1,479,068
Cash and cash equivalents, beginning	1,642,484	235,878
Cash and cash equivalents, ending	$580,612	$1,714,946

Cash paid for interest	$34,407	$19,488
Cash paid for income taxes	$0	$0

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Evolucia Inc. (“the “Company”) (formerly Sunovia Energy Technologies, Inc.) is a Nevada corporation engaged in the business of providing energy-efficient and sustainable energy solutions primarily through the design, manufacture and sale of light emitting diode (LED) lighting solutions for outdoor and area lighting. The Company designs, manufactures and sells environmentally responsible, energy-efficient lighting products based on the latest and most efficient LED technologies and its own patented Aimed Optics™ technology, which improves efficiency and energy savings by aiming light where it is needed most, providing for safe and more effective outdoor and area lighting while eliminating wasted light. In the past, the Company also engaged in research and development in solar energy and infrared technologies; however, the Company is no longer engaged in those activities.

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2013 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Continuance of Operations

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at March 31, 2013, we believe we have adequate resources, such as cash on-hand, our credit facilities, and the proceeds from a private placement during the second quarter of 2013 to meet our operating commitments through December 31, 2013. Furthermore, we expect to have positive cash flows from operations in 2013. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Inventory

Inventory consists principally of electronic components used in the assembly of LED lights. Inventory is stated at the lower of cost of market on a first in first out basis.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic income (loss) per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During periods in which a loss is incurred common stock equivalents are not considered in the computation as their effect would be anti-dilutive. he total number of share equivalents not included in the calculation at March 31, 2013, consisted of approximately 321,127,000 options of which approximately 190,393,000 are vested.

Reclassifications

Certain amounts for the period ended March 31, 2012, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended March 31, 2013. These reclassifications had no effect on net loss as previously reported.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During the first quarter the Company issued 2,203,569 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock on the date the issuances were agreed to or $50,842.

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

LEI will purchase Twelve Million Five Hundred (12,500,000) shares of common stock (the “Shares”) of the Company for an aggregate purchase price of One Million Dollars  (US $1,000,000)  within two (2) business days of the Effective Date.  In the event the Company does not place orders for the Products within five (5) years from the Effective Date (the “Order Date”), then LEI shall be entitled to sell to the Company the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that the Company has not ordered.  For example, in the event the Company has placed orders for 80% of the Products, then LEI will be entitled to sell back to the Company as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price will be $0.08. LEI invested the $1,000,000 on July 20, 2012 and this investment has been classified as a liability in the Company’s financial statements because of the contingency related to the share repurchase agreement.

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

 Concentrations

During the three months ended March 31, 2013 and 2012, the Company sold LED lighting products aggregating approximately 63% of revenue to 1 customer and 58% of revenue to 3 customers, respectively, which sales individually represented in excess of 10% of the Company’s net revenues.

 NOTE D – STOCK OPTIONS

On May 1, 2008, the Company adopted the 2008 Incentive Stock Plan and April 25, 2013, the Company adopted the 2013 Incentive Stock Plan. (“the “Plans”) designed to retain directors, employees, executives and consultants and reward them for making major contributions to the success of the Company. The following is a summary of the Plans and does not purport to be a complete description of all of its provisions.

 The Plans are administered by the board of directors. The plans did not have any individual caps other than the limitation of granting incentive stock options to employees and the exercise of more than $100,000 in fair market value of stock per year. The plans permit the grant of restricted stock and non-statutory options to participants where appropriate. The maximum number of shares issuable under the Plans is 125,000,000 and 50,000,000. The Plans shall terminate ten years from the date adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plans, and also amend, suspend, or extend the Plan itself. In addition, options may be issued outside of the plan by the Company.

During the period ended March 31, 2013, the Company granted stock options for 114,250,000 shares to affiliates or employees of the Company. The options have exercise prices of $.025 to $.03 per share and vest immediately for 113,250,000 options which were granted pursuant to lines of credit and over a 4 year period for 1,000,000 options which were granted for services. The options have a term of 5 years.

The options are valued using the Black-Scholes option pricing model with the following assumptions.

Term 5 years, Volatility 120%, Discount rate 1% and dividend yield 0%.

The options had a fair value of $2,819,000 which is being amortized over the term of the lines of credit of 1 year for the 113,250,000 financing options and the vesting period of the other 1,000,000 options.

During the three months ended March 31, 2013, an aggregate of $989,000 was charged to operations related to options granted during the current year and prior years. Of this amount $704,000 was charged to interest expense and $285,000 was charged to selling, general and administrative expense.

At March 31, 2013, there was an aggregate of approximately $4,193,000 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

Shares
Options outstanding at
beginning of year	206,876, 660
Options granted	114,250,000
Outstanding at March 31, 2013	321,126,660
Exercisable at March 31, 2013	190,393,327

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

During April 2013 the holders of $300,000 of the outstanding balance of the notes agreed to roll-over their principal and accrued interest of $80,237 into the Private Placement Memorandum described below in Note G. The holders of the remaining $250,000 extended the due date to April 2014. The interest rate was increased to 11% for the notes extended to April 2014.

NOTE F – NOTES PAYABLE

Notes Payable

From December 2009 through July 2010 the Company borrowed an aggregate of $828,968 from certain shareholders. The borrowings are evidenced by notes which bear interest at 10% per annum and are due between 12 months and 24 months from the date of issuance. Through December 31, 2012, $265,415 was repaid bring the balance due to $563,553.

During March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013, and during April 2013 holders of an aggregate of $488,553 agreed to extend the due date to April 2014. In conjunction with the 2013 extensions the interest rate was increased to 11%.

Lines of Credit

A private investor, shareholder and director of the Company has made available to the Company a working capital and purchase order line of credit (Line of Credit) of $2.0 million, which is due during January 2014, and which may be increased at the investor’s discretion. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor and that are used to fulfill specific customer orders. For advances made for the purpose of funding Purchase Orders, the line is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders bear interest at an annual rate of 12.5% and the principal amount of the draws, plus accrued interest, must be repaid back to the Line of Credit within three business days of receipt of payment from the customer.  Because interest is added back to the Line of Credit, the available balance increases by that amount. The lender has deposited the $2,000,000 in a bank account and the Company has recorded the entire Line of Credit as a liability. On February 22, 2013, effective as of December 31, 2012, the investor made the entire Line of Credit available without restriction to the Company to use for both Working Capital purposes and for Purchase Orders. For that portion of the Line of Credit that is used for Working Capital purposes, the Line of Credit is unsecured, and bears interest at an annual rate of 14.0%. At March 31, 2013, $1,553,968 was drawn on the bank account for working capital. The balance of the line was $2,043,517 including unpaid interest of $43,517.

A private investor, shareholder and director of the Company made available to the Company a purchase order line of credit (Line of Credit) of $250,000, which may be increased at the investor’s discretion and, with the exception of $100,000 which is due in January, 2014, is due on demand. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor.  The Line of Credit bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer. The Line of Credit is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders at March 31, 2013, were $168,859.

 NOTE G – SUBSEQUENT EVENTS

Private Placement Memorandum (PPM)

On November 27, 2012, the Company initiated the sale of up to $5,000,000 in 14% Callable Promissory Notes (Notes) in a confidential private placement memorandum (PPM) offering made pursuant to Regulation D to accredited investors only. The Notes are secured by the assets of the company, subject to the security interests of the Callable Promissory Notes and Purchase Order Lines of Credit described above.

The Notes are offered in units of $50,000 each (a “Unit”). The PPM is subject to a minimum sale of 40 Units ($2,000,000) and a maximum of 100 Units. The Notes mature in 36 months. Interest accrues for the first 12 months and is payable monthly starting in month 13. Principal plus accrued interest is paid in month 36. Each Unit receives a Common Stock Purchase Warrant to purchase 2,395,542 shares of common stock at an exercise price of $0.025. Through April 15, 2013 the Company sold 40 units of its current PPM for aggregate proceeds of $2,000,000. The notes are secured by the assets of the company. The Company closed on the sale of those units on April 22, 2013.

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

On May 6, 2013, the Company entered into a settlement agreement and general release with its former Chief Executive Officer. The agreement calls for the Company to deliver a Promissory Note in the amount of $328,849. The Note will bear interest at 9.0% per annum and will be due on May 14, 2014.

Additionally, the Company will be required to issue to its former Chief Executive Officer a second Promissory Note in the amount of $30,687. The Note will bear interest at 9.0% per annum and will be due on May 14, 2014. In the event the Company raises capital in the amount of $3 million or more, then the note shall become immediately due and payable.

The Company was expected to close its settlement with the former Chief Executive Officer on May 14, 2013.

Subsequent to March 31, 2013, the Company issued 6,428,571 shares of common stock for services.

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2012. The Company is focusing solely on building its LED lighting business at this time, while attempting to preserve the value of both its patented solar substrate technology and its shared solar technology for possible commercialization in the future.

Evolucia Inc. (“Evolucia”, the “Company”, “we”, “our”, “us”) is an LED lighting company that markets LED lighting products. The Company’s sole focus is on the design, engineering, development, patent protection, manufacturing, marketing, sales and support of LED (light emitting diode) lighting fixtures, controls and components.  LEDs are semiconductor devices that emit light when electric currents are passed through them. LED’s have many advantages over traditional light sources including longer lifetime, lower energy consumption, smaller size and greater design flexibility. The Company’s LED light sources are designed to enhance lighting performance, reduce energy consumption, eliminate the use of hazardous materials and lower maintenance costs.

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

Results of Operations for the Quarter ended March 31, 2013

For the three months ended March 31, 2013, the Company had a net loss of ($2,127,949), as compared to a net loss ($744,596) for the three months ended March 31, 2012, or an increase of $1,383,353. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended March 31, 2013 were $456,821, as compared to $611,228 for the three-month period ending March 31, 2012, which represented an decrease of $154,407 or approximately 25%. The decrease was the result of sales to fewer customers.

Gross Profit

The Company had a gross profit of $162,936, and a gross profit margin of 35.7% for the three months ended March 31, 2013, as compared to a gross profit of $221,837 or a gross profit margin of 36.3% for the three months ended March 31, 2012. The gross margin decreased slightly as a result of a changing product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,426,522 for the three-month period ending March 31, 2013 from $713,945 for the three-month ended March 31, 2012, an increase of $712,577, or 100%. The major components are discussed below.

Compensation & Benefits

Compensation & Benefits expenses were $907,751 for the three months ended March 31, 2013, compared to $222,364 for the three months ended March 31, 2012, an increase of $685,387 or approximately 300%. $335,842 of this increase is related to non-cash expenses associated with stock options awarded to employees. The remaining increase, $349,545 is due to an increase in the number of employees, 14 (24 vs. 10).

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include travel and entertainment, legal and professional fees, selling and marketing, and occupancy and office expenses. For the three months ended March 31, 2013 the Company incurred aggregate expense of $518,771 in this area, compared to $491,581 for the three months ended March 31, 2012, an increase of $27,190 or 6%. The majority of this increase is related to increases in travel and entertainment, $109,377, occupancy and office, $32,574, sales and marketing, $42,744, and engineering, $14,530, offset by savings in consultants, $98,728, and legal and professional, $82,933.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended March 31, 2013 was $864,363 compared to $252,488 for the three months ended March 31, 2012, an increase of $611,875. $471,000 of this increase is attributable to the expense associated with the issuance of warrants during the period of $704,000 compared to $233,000 of debt conversion costs in 2012, while the remaining amount, $140,875, is related to an increase in total company borrowings.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2012 and through the first quarter of 2013, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of March 31, 2013, we had $580,612 in cash and cash equivalents. We had receivables, net of allowances, of $93,411 and inventory of $1,321,190. Our current liabilities as of that date were $4,456,503.

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

For the Three Month Period Ended
	March 31, 2013	December 31, 2012
Cash flows used in Operations	$(1,224,467)	$(166,813)

Investing Activities	$(59,061)	$-

Financing Activities	$221,656	$1,645,881

Cash at end of period	$580,612	$1,714,946

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 totaled ($1,224,467) as compared to ($166,813) for the nine months ended March 31, 2012.  During the period ended March 31, 2013, the cash used in operating activities consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing for the three months ended March 31, 2013 was ($59,061) as compared to $0 for the three months ended March 31, 2012. The represents capital expenditures primarily associated with the purchase of the company’s new trade show booth.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2013 was $221,656, which primarily consisted of proceeds from a line of credit and loans.

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

The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the above leased property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual has been recorded for this contingency has been recorded at March 31, 2013.

As of May 14, 2013,  the Company had 24 full-time employees and three active independent contractors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2013 a private investor, shareholder, and director of the Company received a warrant for 107,000,000 shares at a purchase price per share of $0.025 pursuant to the investor making the entire Line of Credit available without restriction to the Company for use as working capital. The Warrant has a term of 5 years.

On February 27, 2013, a private investor, shareholder, and director of the Company received a warrant for 6,250,000 shares at a purchase price per share of $0.025 pursuant to the investor increasing the purchase order Line of Credit to $500,000. The Warrant has a term of 5 years

On March 4, 2013, the Company  granted a stock option on 1,000,000 shares to an employee of the Company. This option has an exercise price of $.025 per share and vests ratably over a four year period. The option has a term of 5 years.

On April 22, 2013, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2013 Investors”) providing for the sale by the Company to the 2013 Investors of secured 14% Callable Promissory Notes in the aggregate amount of $2,000,000 (the "2013 Notes").  In addition to the 2013 Notes, the 2013 Investors also received common stock purchase warrants (the “2013 Warrants”) to acquire an aggregate of 95,821,680 shares of common stock of the Company.  In addition, historical investors holding secured notes in the principal amount of $300,000 have elected to convert the principal and interest owed inc connection with their secured notes into the 2013 and related 2013 Warrants resulting in the issuance of additional 2013 Notes in the principal amount of $380,237 and 2013 Warrants to purchase 18,217,482 shares of common stock.

The 2013 Warrants are exercisable for five years at an exercise price of $0.025.  The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025 per share on a cash basis only, subject to the Company increasing its authorized shares of common stock or implementing a reverse stock split of the outstanding shares of the Company's common stock to provide for the issuance of all shares of common stock upon exercise of all 2013 Warrants issued.  In the event the Company closes a Capital Transaction (as defined below), the Warrant holder may, by notice to the Company (a "Put Notice"), elect to sell to the Company, at the Repurchase Price (as defined below) all or such number of the Warrants held by the holder then outstanding as is specified in the Put Notice. Capital Transaction means any of the following: (i) any sale or other disposition of all or substantially all of the assets of the Company or any of its subsidiaries in any single transaction or series of related transactions; (ii) any transfer or other disposition in any single transaction or series of related transactions of the Company’s common stock representing in excess of 80% of the issued and outstanding shares of common stock or all of its subsidiary’s common stock; (iii) the closing of the Company’s underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of shares of common stock in which not less than $30,000,000 of gross proceeds are received by the Company for the account of the Company; (iv) the liquidation or dissolution of the Company or any of its material subsidiaries; or (v) a merger or consolidation of the Company or any of its material subsidiaries in which the Company or such material subsidiary, as applicable, is not the surviving entity. The Repurchase Price per share means the difference of (i) the quotient of the purchase price paid in connection with the Capital Transaction divided by the number of shares outstanding as of the date of the Capital Transaction plus the number of shares of common stock issuable upon exercise of all Warrants subject to a Put Notice plus all other shares of common stock issuable upon conversion or exercise of other derivative securities as of the date of the Capital Transaction less the (ii) the Purchase Price.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On April 22, 2013, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2013 Investors”) providing for the sale by the Company to the 2013 Investors of secured 14% Callable Promissory Notes in the aggregate amount of $2,000,000 (the "2013 Notes").  In addition to the 2013 Notes, the 2013 Investors also received common stock purchase warrants (the “2013 Warrants”) to acquire an aggregate of 95,821,680 shares of common stock of the Company. The 2013 Warrants are exercisable for five years at an exercise price of $0.025.  The Company received the proceeds in connection with this financing on April 22, 2013.

The 2013 Notes mature three years from the effective date (the "Maturity Date") and interest associated with the 2013 Notes is 14% per annum, which is payable on the Maturity Date.  The 2013 Notes can be prepaid in whole or in part at any time without the consent of the holder.  Interest must be paid on a monthly basis commencing on the 13th month following the issuance of the 2013 Notes. The 2013 Notes are secured by the assets of the Company.  The 2013 Notes are debt obligations arising other than in the ordinary course of business which constitute direct financial obligations of the Company.

The Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025 per share on a cash basis only, subject to the Company increasing its authorized shares of common stock or implementing a reverse stock split of the outstanding shares of the Company's common stock to provide for the issuance of all shares of common stock upon exercise of all 2013 Warrants issued.  In the event the Company closes a Capital Transaction (as defined below), the Warrant holder may, by notice to the Company (a "Put Notice"), elect to sell to the Company, at the Repurchase Price (as defined below) all or such number of the Warrants held by the holder then outstanding as is specified in the Put Notice. Capital Transaction means any of the following: (i) any sale or other disposition of all or substantially all of the assets of the Company or any of its subsidiaries in any single transaction or series of related transactions; (ii) any transfer or other disposition in any single transaction or series of related transactions of the Company’s common stock representing in excess of 80% of the issued and outstanding shares of common stock or all of its subsidiary’s common stock; (iii) the closing of the Company’s underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of shares of common stock in which not less than $30,000,000 of gross proceeds are received by the Company for the account of the Company; (iv) the liquidation or dissolution of the Company or any of its material subsidiaries; or (v) a merger or consolidation of the Company or any of its material subsidiaries in which the Company or such material subsidiary, as applicable, is not the surviving entity. The Repurchase Price per share means the difference of (i) the quotient of the purchase price paid in connection with the Capital Transaction divided by the number of shares outstanding as of the date of the Capital Transaction plus the number of shares of common stock issuable upon exercise of all Warrants subject to a Put Notice plus all other shares of common stock issuable upon conversion or exercise of other derivative securities as of the date of the Capital Transaction less the (ii) the Purchase Price.

In addition, historical investors holding secured notes in the principal amount of $300,000 have elected to convert the principal and interest owed inc connection with their secured notes into the 2013 and related 2013 Warrants resulting in the issuance of additional 2013 Notes in the principal amount of $380,237 and 2013 Warrants to purchase 18,217,482 shares of common stock.

The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

On May 6, 2013, the Company entered into a settlement agreement and general release with its former Chief Executive Officer. The agreement calls for the Company to deliver a Promissory Note in the amount of $328,849 at closing. The Note will bear interest at 9.0% per annum and will be due on May 14, 2014. The settlement was expected to close May 14, 2013.

Additionally, the Company is required to issue a second Promissory Note in the amount of $30,687 to its former Chief Executive Officer. The Note will bear interest at 9.0% per annum and will be due on May 14, 2014. In the event the Company raises capital in the amount of $3 million or more, then the note shall become immediately due and payable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger Pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.6	Form of Subscription Agreement by and between Evolucia Inc. and Accredited Investors (23)

4.7	Form of 14% Callable Promissory Note (23)

4.8	Form of Warrant (23)

4.9	Form of Security Agreement (23)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.27	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.28	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

10.29	Settlement Agreement and General Release by and between Evolucia Inc., on one hand, and Arthur Buckland, individually, and as custodian for Marc Buckland and Eunice Buckland on the other hand

10.30	Evolucia, Inc. 2013 Incentive Stock Plan (22)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013

(22)	Incorporated by reference to the Current Report on Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 25, 2013.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUCIA, INC.

Signature	Title	Date

/s/ Mel Interiano	Chief Executive Officer and Director	May 15, 2013
Mel Interiano	(Principal Executive Officer)

/s/ Charles B. Rockwood	Executive Vice President and Chief Financial Officer	May 15, 2013
Charles B. Rockwood	(Principal Financial and Accounting Officer)