Form 10-Q
period 2013-06-30
Evolucia Inc.
filed 2013-08-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 14, 2013 was 1,234,526,695.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the six months ended June 30, 2013 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$598,094	$1,642,464
Accounts receivable, net	204,918	112,982
Inventory	1,406,765	1,280,072
Prepaid expenses and other current assets	682,025	59,598
Total current assets	2,891,802	3,095,116

Property and equipment, at cost, net of
accumulated depreciation	135,977	113,584

Other assets	368,255	190,607

	$3,396,034	$3,399,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$1,421,135	$1,404,752
Line of credit - affiliates	2,469,072	83,067
Deferred revenue	1,000,000	1,000,000
Derivative financial instruments - warrants	2,400,797	-
Debentures payable	1,011,005	292,642
Total current liabilities	8,302,009	2,780,461

Debentures payable - carried at fair value	38,420	-
Debentures payable	380,237	2,821,326
	418,657	2,821,326
Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,217,402,967 and 1,197,771,827 shares issued and outstanding	1,217,403	1,197,771
Additional paid-in capital	89,330,938	87,054,357
Accumulated (deficit)	(95,838,498)	(90,420,133)
	(5,290,157)	(2,168,005)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(5,324,632)	(2,202,480)
	$3,396,034	$3,399,307

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012	2013	2012

Sales	$406,776	$692,270	$863,597	$1,303,498

Cost of sales and services	427,350	726,288	721,235	1,115,679
Gross profit	(20,574)	(34,018)	142,362	187,819

Operating expenses:
Selling, general and administrative expenses	2,049,084	1,178,325	3,475,606	1,892,270
	2,049,084	1,178,325	3,475,606	1,892,270

Loss from operations	(2,069,658)	(1,212,343)	(3,333,244)	(1,704,451)

Other Income (expense):
Other expense	18,529	28,547	18,529	28,547
Change in the fair value of derivative instruments	263,794	-	263,794	-
Interest and debt conversion expense, net	938,435	80,163	1,802,798	332,651
	1,220,758	108,710	2,085,121	361,198

Loss before income taxes	(3,290,416)	(1,321,053)	(5,418,365)	(2,065,649)
Income taxes	-	-	-	-
Net loss	$(3,290,416)	$(1,321,053)	$(5,418,365)	$(2,065,649)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	1,211,146,295	970,760,112	1,205,403,810	928,221,414

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net cash (used in) operating activities	$(3,508,816)	$(1,308,696)

Cash flows from investing activities:
Acquisition of property and equipment	(71,509)	(6,655)
Net cash (used in) investing activities	(71,509)	(6,655)

Cash flows from financing activities:
Common shares issued or subscribed for cash	-	2,500,000
Proceeds from notes payable and convertible debentures	2,535,955	2,000,000
Repayments of notes payable	-	(108,719)
Net cash provided by financing activities	2,535,955	4,391,281

Increase (decrease) in cash and cash equivalents	(1,044,370)	3,075,930
Cash and cash equivalents, beginning	1,642,464	235,878
Cash and cash equivalents, ending	$598,094	$3,311,808

Cash paid for income taxes	$-	$-
Cash paid for interest	$50,191	$49,968

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Continuance of Operations

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at June 30, 2013, we believe we have adequate resources, such as cash on-hand, our credit facilities, and the proceeds from a private placement during the second quarter of 2013 to meet our operating commitments through December 31, 2013. Furthermore, we expect to have positive cash flows from operations in 2013, although there can be no assurance of this. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our operations. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

U
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the valuation of derivative instruments, the allowance for doubtful accounts and the inventory reserve.

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

Fair value measurements

Assets and liabilities that are recorded at fair value on a recurring basis are measured in accordance with ASC 820-10-05, Fair Value Measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. The guidance also establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical asset or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company.

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The 2013 warrants issued in the private placement are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants. Significant unobservable inputs used in the fair value measurement of the 2013 warrants included the probability that the warrant holders will exercise their put option and require the Company to redeem the warrant for cash and an estimate of the put price if the warrant holder exercises their put option. Generally an increase (decrease) in the probability of the put option being exercised or the estimated put price would result in a higher (lower) fair value measurement. Changes in the fair value of derivative warrants are reported in the accompanying consolidated statements of operations.

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 is as follows:

Beginning balance, March 31, 2013	$--
Derivative warrant issuances from 2013 private placement	2,517,000
Total (gains) or losses included in earnings	(116,203)
Ending balance, June 30, 2013	$2,400,797

Inventory

Inventory consists principally of electronic components used in the assembly of LED lights. Inventory is stated at the lower of cost or market on a first in first out basis.

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations. Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Weighted average number of shares has been adjusted for stock splits and reverse stock splits. Diluted income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During periods in which a loss is incurred common stock equivalents are not considered in the computation as their effect would be anti-dilutive. The total number of share equivalents not included in the calculation at June 30, 2013, consisted of approximately 463,932,000 options and warrants of which approximately 363,099,000 are vested.

Reclassifications

Certain amounts for the period ended June 30, 2012, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended June 30, 2013. These reclassifications had no effect on net loss as previously reported.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During the first quarter the Company issued 19,632,140 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock on the date the issuances were agreed to or $395,414.

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

Concentrations

During the six months ended June 30, 2013 and 2012, the Company sold LED lighting products aggregating approximately 49% of revenue to one customer and 44% of revenue to two customers, respectively, which sales individually represented in excess of 10% of the Company’s net revenues.

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

During the period ended June 30, 2013, the Company granted stock options for 126,250,000 shares to affiliates or employees of the Company. The options have exercise prices of $.025 to $.03 per share and vest immediately for 125,250,000 options and over a 4 year period for 1,000,000 options. The options have a term of 5 years.

The options are valued using the Black-Scholes option pricing model with the following assumptions.

Term 5 years, Volatility 120% to 130%, Discount rate 1% and dividend yield 0%

The options had a fair value of $3,035,000 which is being amortized over the term of certain lines of credit of 1 year for 113,250,000 options and over the vesting period of 4 years for 1,000,000 options. The value of 12,000,000 options was charged to operations during the quarter as they vested immediately.

During the six months ended June 30, 2013, an aggregate of $1,897,000 was charged to operations related to options granted during the current year and prior years. Of this amount $1,408,000 was charged to interest expense and $489,000 was charged to selling, general and administrative expense.

At June 30, 2013, there was an aggregate of approximately $3,200,000 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

Shares
Options outstanding at
beginning of year	206,876, 660
Options granted	126,250,000
Outstanding at June 30, 2013	333,126,660
Exercisable at June 30, 2013	232,293,327

NOTE E – CONVERTIBLE DEBENTURES

During April 2013 the holders of $300,000 of the outstanding balance of 9% Convertible Secured Promissory Notes issued in 2011 agreed to roll-over their principal and accrued interest of $80,237 into the Private Placement Memorandum described below in Note G. The holders of the remaining $152,500 extended the due date of their notes to April 2014. The interest rate was increased to 11% for the extended notes.

NOTE F – NOTES PAYABLE

Notes Payable

From December 2009 through July 2010 the Company borrowed an aggregate of $828,968 from certain shareholders. The borrowings are evidenced by notes which bear interest at 10% per annum and are due between 12 months and 24 months from the date of issuance. Through December 31, 2012, $265,415 was repaid bring the balance due to $563,553. Subsequent to December 31, 2012, an additional $64,585 was retired bringing the balance to $498,968.

During March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013, and during April 2013 holders of an aggregate of $488,968 agreed to extend the due date to April 2014. In conjunction with the 2013 extensions the interest rate was increased to 11%.

On May 6, 2013, the Company entered into a settlement agreement and general release with its former Chief Executive Officer. The agreement calls for the Company to deliver a Promissory Note in the amount of $328,849. The Note bears interest at 9.0% per annum and is due on April 14, 2014.

Additionally, also on April 14, the Company and its former Chief Executive Officer entered into a second Promissory Note in the amount of $30,688. The Note bears interest at 9.0% per annum and is due on April 14, 2014. In the event the Company raises capital in the amount of $3 million or more the note shall become immediately due and payable.

Lines of Credit

A private investor, shareholder and director of the Company has made available to the Company a working capital and purchase order line of credit (Line of Credit) of $2.0 million, which is due during January 2014, and which may be increased at the investor’s discretion. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor and that are used to fulfill specific customer orders. For advances made for the purpose of funding Purchase Orders, the line is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders bear interest at an annual rate of 12.5% and the principal amount of the draws, plus accrued interest, must be repaid back to the Line of Credit within three business days of receipt of payment from the customer. Because interest is added back to the Line of Credit, the available balance increases by that amount. The lender has deposited the $2,000,000 in a bank account and the Company has recorded the entire Line of Credit as a liability. On February 22, 2013, effective as of December 31, 2012, the investor made the entire Line of Credit available without restriction to the Company to use for both Working Capital purposes and for Purchase Orders. For that portion of the Line of Credit that is used for Working Capital purposes, the Line of Credit is unsecured, and bears interest at an annual rate of 14.0%. At June 30, 2013, $1,553,968 was drawn on the bank account for working capital. The balance of the line was $2,101,177 including unpaid interest of $90,065.

A private investor, shareholder and director of the Company made available to the Company a purchase order line of credit (Line of Credit) of $500,000, which may be increased at the investor’s discretion and, with the exception of $100,000 which is due in January 2014, is due on demand. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor. The Line of Credit bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer. The Line of Credit is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. The balance of the line was $474,722 including unpaid interest of $16,762.

NOTE G – NOTES PAYABLE - PRIVATE PLACEMENT (PPM)

On November 27, 2012, the Company initiated the sale of up to $5,000,000 in 14% Callable Promissory Notes (Notes) in a confidential private placement memorandum (PPM) offering made pursuant to Regulation D to accredited investors only. The Notes are secured by the assets of the company, subject to the security interests of previously issued debt instruments.

The Notes are offered in units of $50,000 each (a “Unit”). The PPM is subject to a minimum sale of 40 Units ($2,000,000) and a maximum of 100 Units. The Notes mature in 36 months. Interest accrues for the first 12 months and is payable monthly starting in month 13. Principal plus accrued interest is paid in month 36. Each Unit receives a Common Stock Purchase Warrant (the “2013 Warrants”) to purchase 2,395,542 shares of common stock at an exercise price of $0.025. Through June 30, 2013 the Company sold 40 units of its current PPM for aggregate proceeds of $2,149,950. The Notes are secured by the assets of the Company subject to previous security interests. The Company closed on the sale of those units on April 22, 2013 and May 22, 2013.

The 2013 Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025 per share on a cash basis only, subject to the Company increasing its authorized shares of common stock or implementing a reverse stock split of the outstanding shares of the Company's common stock to provide for the issuance of all shares of common stock upon exercise of all 2013 Warrants issued. In the event the Company closes a Capital Transaction (as defined below) and the Company does not have sufficient authorized shares in order for the Warrant holder to exercise the Warrants, the Warrant holder may, by notice to the Company (a "Put Notice"), elect to sell to the Company, at the Repurchase Price (as defined below) all or such number of the Warrants held by the holder then outstanding as is specified in the Put Notice. Capital Transaction means any of the following: (i) any sale or other disposition of all or substantially all of the assets of the Company or any of its subsidiaries in any single transaction or series of related transactions; (ii) any transfer or other disposition in any single transaction or series of related transactions of the Company’s common stock representing in excess of 80% of the issued and outstanding shares of common stock or all of its subsidiary’s common stock; (iii) the closing of the Company’s underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of shares of common stock in which not less than $30,000,000 of gross proceeds are received by the Company for the account of the Company; (iv) the liquidation or dissolution of the Company or any of its material subsidiaries; or (v) a merger or consolidation of the Company or any of its material subsidiaries in which the Company or such material subsidiary, as applicable, is not the surviving entity. The Repurchase Price per share means the difference of (i) the quotient of the purchase price paid in connection with the Capital Transaction divided by the number of shares outstanding as of the date of the Capital Transaction plus the number of shares of common stock issuable upon exercise of all Warrants subject to a Put Notice plus all other shares of common stock issuable upon conversion or exercise of other derivative securities as of the date of the Capital Transaction less the (ii) the Purchase Price.

Due to the put provision and the lack of sufficient authorized shares, the 2013 Warrants did not meet the criteria for equity classification under ASC 815 because they did not meet the definition for financial instruments indexed to a company’s own stock. Accordingly, they required derivative liability accounting and measurement at fair value at inception and each subsequent reporting period.

A summary of the allocation of proceeds related to the private placement is provided below. Current accounting concepts generally provide that the allocation is made, first to the instruments that are required to be recorded at fair value; that is, the 2013 Warrants, and the remainder to the Notes. For the April 22, 2013 issuance, the fair value of the 2013 Warrants exceeded the proceeds which resulted in a day-one derivative loss. The discount from the face amount of the Notes represented by the value initially assigned to the 2013 warrant liabilities is amortized over the period to the due date of each Note, using the straight line method which approximates the effective interest method. For the three months ended June 30, 2013, amortization on the Notes amounted to $25,473.

	April 22, 2013 Issuance	May 22, 2013 Issuance
Derivative Warrants	$2,379,997	$137,003
14% Callable Promissory Notes	--	12,947
Day-one derivative loss	(379,997)	--
Total allocated gross proceeds	$2,000,000	$149,950

Derivative Warrants

Due to the put features embedded in the 2013 Warrants, the Company concluded that the 2013 Warrants did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, the Warrants are subject to the classification and measurement standards for derivative financial instruments and require liability classification at fair value. The 2013 Warrants were valued using a Binomial Lattice (“Lattice”) valuation technique which included certain assumptions such the closing price of the underlying common stock, risk-free interest rates, volatility, expected dividend yield, expected life, the probability that the investors will require redemption of the 2013 Warrant due to the put provisions and the put price the Company would be required to pay upon exercise of the put. As mentioned above, the option to put the 2013 Warrants back to the Company for cash is only available if the Company does not have sufficient authorized shares for the investors to exercise all their warrants and the Company enters into a capital transaction during the term of the 2013 Warrant. Management believes there is a minimal probability of this occurring and have assigned a probability of .05% that the Warrant holders will have the ability to exercise their put option. The put provisions associated with the 2013 Warrants were valued using a probability-weighting of put values based on management’s estimate of expected purchase prices.

Significant inputs and results arising from the Lattice model are as follows for the 2013 Warrants classified in liabilities:

	April 22,2013	May 22,2013	April 22,2013	May 22, 2013
	Warrants at Inception	Warrants at Inception	Warrants at June 30, 2013	Warrants at June 30,2013
Quoted market price on valuation date	$0.0215	$0.0198	$0.0215	$0.0215
Contractual exercise price	$.02500	$.02500	$.02500	$.02500
Expected term to maturity	5 Years	5 Years	4.81 Years	4.90 Years
Dividend yield	0%	0%	0%	0%
Market volatility:
Range of volatilities	107% - 135%	90% - 132%	84% - 131%	84% - 130%
Equivalent volatility	119%	115%	111%	111%
Risk free interest:
Range of risk free interest rates	0.09% - 0.70%	0.08% - 0.91%	0.10% - 1.41%	0.10% - 1.41%
Equivalent risk free interest rates	0.30%	0.35%	0.53%	0.53%
Probability of put occurring	.05%	.05%	.05%	.05%
Estimated value of put per share	$0.120	$0.119	$0.116	$0.116

Equivalent amounts are an output from the Lattice model which reflects the net results of multiple modeling iterations that the Lattice model applies to underlying assumptions. For the risk-free rates of return, the Company used the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon the Company’s expected stock price volatility over the remaining term. Option-based techniques (such as Lattice models) are highly volatile and sensitive to changes in the assumptions underlying the valuation of the derivative financial instruments. The principal assumptions that have, in the Company’s view, the most significant effects are the Company’s trading market prices, volatilities, the probability the investors will have the ability to exercise their put option and the put value if the option is exercised. Because derivative financial instruments are initially and subsequently carried at fair value, our (income) loss will reflect the volatility in these estimate and assumption changes.
The following table reflects the changes in fair value of the 2013 Warrants:
Warrant Derivative
Beginning balance, March 31, 2013	$--
Warrant issuance on April 22,2013, indexed to 114,039,162 shares of common stock	2,379,997
Warrant issuance on May 22, 2013, indexed to 7,184,230 shares of common stock	137,003
Fair value adjustments	(116,203)
Ending balance, June 30, 2013	$2,400,797

NOTE H – COMMITMENTS

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

Effective July 1, 2013, the Company entered into a lease for office, manufacturing and warehouse facilities. The lease is for a period of 6 years and calls for lease payments aggregating approximately $3,300,000 plus sales tax.

NOTE I – SUBSEQUENT EVENTS

On July 19, July 26, July 29, and August 9, 2013, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors providing for the sale by the Company of secured 14% Callable Promissory Notes in the aggregate amount of $375,000. In addition to the Notes, the investors also received common stock purchase warrants to acquire an aggregate of 17,966,565 shares of common stock of the Company. The 2013 Warrants are exercisable for five years at an exercise price of $0.025.

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

Results of Operations for the Quarter ended June 30, 2013

For the three months ended June 30, 2013, the Company had a net loss of ($3,290,416), as compared to a net loss of ($1,321,053) for the three months ended June 30, 2012, or an increase of $1,969,363. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended June 30, 2013 were $406,776, as compared to $692,270 for the three-month period ending June 30, 2012, which represented a decrease of $285,494 or approximately 41%. The decrease was the result of sales to fewer customers.

Gross Profit

The Company had a gross profit (loss) of ($20,574), and a gross profit margin of (5.1%) for the three months ended June 30, 2013, as compared to a gross profit (loss) of ($34,018) or a gross profit margin of (4.9%) for the three months ended June 30, 2012. The gross (loss) increased slightly as a result of a changing product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,049,084 for the three-month period ending June 30, 2013 from $1,178,325 for the three-month period ended June 30, 2012, an increase of $870,759, or 74%. The major components are discussed below.

Compensation & Benefits

Compensation and benefit expenses were $948,058 for the three months ended June 30, 2013, compared to $714,885 for the three months ended June 30, 2012, an increase of $233,173 or approximately 33%. This is the result of a $409,757 increase due to an increase in the number of employees, 14 (27 vs. 13), offset by a $176,584 savings related to non-cash expenses associated with stock options awarded to employees.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include travel and entertainment, legal and professional fees, selling and marketing, and occupancy and office expenses. For the three months ended June 30, 2013 the Company incurred aggregate expense of $1,101,025 in this area, compared to $463,440 for the three months ended June 30, 2012, an increase of $637,585 or 138%. The majority of this increase is related to increases in travel and entertainment, $112,197, consultants, $111,581, occupancy and office, $95,297, sales and marketing, $93,223, professional, $80,198, and other, $145,090.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended June 30, 2013 was $938,435 compared to $313,163 for the three months ended June 30, 2012, an increase of $625,272. $496,473 of this increase is attributable to the expense associated with the issuance of warrants during the 2013 period of $729,473 compared to $233,000 of debt conversion costs in 2012, while the remaining amount in 2013 is related to an increase in total company borrowings.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants

We account for our outstanding Common Stock warrants that were issued in connection with  our debentures, at fair value. For the three months ended June 30, 2013, the liability related to these instruments fluctuated, resulting in a charge of $263,794.

Results of Operations for the Six Months ended June 30, 2013

For the six months ended June 30, 2013, the Company had a net loss of ($5,418,365), as compared to a net loss ($2,065,649) for the six months ended June 30, 2012, or an increase of $3,352,716. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the six months ended June 30, 2013 were $863,597, as compared to $1,303,498 for the six-month period ending June 30, 2012, which represented a decrease of $439,901 or approximately 34%. The decrease was the result of sales to fewer customers.

Gross Profit

The Company had a gross profit of $142,362, and a gross profit margin of 16.5% for the six months ended June 30, 2013, as compared to a gross profit of $187,819 or a gross profit margin of 14.4% for the six months ended June 30, 2012. The gross margin increased slightly as a result of a changing product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3,475,606 for the six-month period ending June 30, 2013 from $1,892,270 for the six-month period ended June 30, 2012, an increase of $1,583,336, or 84%. The major components are discussed below.

Compensation and Benefits

Compensation and benefit expenses were $1,855,809 for the six months ended June 30, 2013, compared to $937,249 for the six months ended June 30, 2012, an increase of $918,560 or approximately 98%. $159,258 of this increase is related to non-cash expenses associated with stock options awarded to employees. The remaining increase, $759,302 is due to an increase in the number of employees, 14 (27 vs. 13).

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include travel and entertainment, legal and professional fees, selling and marketing, and occupancy and office expenses. For the six months ended June 30, 2013 the Company incurred aggregate expense of $1,619,797 in this area, compared to $955,021 for the six months ended June 30, 2012, an increase of $664,776 or 70%. The majority of this increase is related to increases in travel and entertainment, $221,573, consultants, $12,853, occupancy and office, $127,871, sales and marketing, $135,967, professional, $11,795, and other, $154,717.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the six months ended June 30, 2013 was $1,802,798 compared to $332,651 for the six months ended June 30, 2012, an increase of $1,470,147. $1,200,473 of this increase is attributable to the expense associated with the issuance of warrants during the 2013 period of $1,433,473 compared to $233,000 of debt conversion costs in 2012, while the remaining amount in 2013 is related to an increase in total company borrowings.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants

We account for our outstanding Common Stock warrants that were issued in connection with our debentures, at fair value. For the six months ended June 30, 2013, the liability related to these instruments fluctuated, resulting in a charge of $263,794.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In 2012 and through the second quarter of 2013, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of June 30, 2013, we had $598,094 in cash and cash equivalents. We had receivables, net of allowances, of $204,918, prepaid expenses and deposits on future purchases  of $682,025, and inventory of $1,406,765. Our current liabilities as of that date were $8,302,009.

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

For the Six Month Period Ended
	June 30, 2013	June 30, 2012
Cash flows used in Operations	$(3,508,816)	$(1,308,696)

Investing Activities	$(71,509)	$(6,655)

Financing Activities	$2,535,955	$4,391,281

Cash at end of period	$580,094	$3,311,808

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 totaled ($3,508,816) as compared to ($1,308,696) for the six months ended June 30, 2012.  During the period ended June 30, 2013, the cash used in operating activities consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing for the six months ended June 30, 2013 was ($71,509) as compared to ($6,655) for the six months ended June 30, 2012. The represents capital expenditures primarily associated with the purchase of the company’s new trade show booth.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2013 was $2,535,955, which primarily consisted of proceeds from a line of credit and the issuance of debt.

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

The Company had leased office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of sixty six months and commenced on April 14, 2010.  The base rent over the term is approximately $497,346.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.

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

The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the above leased property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual for this contingency has been recorded at June 30, 2013, as the Company vacated the premises because of an environmental issue related to the leased property.

On June 12, 2013, the Company entered into a lease for office, manufacturing and warehouse facilities, which became effective on July 1, 2013. The lease is for a period of 6 years and calls for lease payments aggregating approximately $3,300,000 plus sales tax.

As of August 14, 2013,  the Company had 27 full-time employees and two active independent contractors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On May 6, 2013, the Company issued 6,428,571 shares to its corporate attorney for work performed.

On April 22, May 22, July 19, July 26, July 29, and August 9, 2013, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2013 PPM Investors”, or the “2013 PPM”) providing for the sale by the Company to the 2013 PPM Investors of secured 14% Callable Promissory Notes in the aggregate amount of $2,524,950 (the "2013 Notes").  In addition to the 2013 Notes, the 2013 Investors also received common stock purchase warrants (the “2013 Warrants”) to acquire an aggregate of 120,972,475 shares of common stock of the Company.  In addition, historical investors holding secured notes in the principal amount of $300,000 have elected to convert the principal and interest owed in connection with their secured notes into the 2013 PPM and related 2013 Warrants resulting in the issuance of additional 2013 Notes in the principal amount of $380,237 and 2013 Warrants to purchase 18,217,482 shares of common stock.

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

On May 14, June 13, July 15, and July 16, 2013, the Company  issued an aggregate 4,913,728 shares to a consultant for information technology systems development and integration work performed.

On May 28, 2013, the Company  issued 5,000,000 shares to a consultant for strategic business development related work performed.

On May 31, 2013, the Company  issued 3,000,000 shares to a consultant for strategic business development related work performed.

On July 1, 2013, the Company  issued 5,000,000 shares to a consultant for strategic business development related work performed.

On July 17, 2013, the Company  issued 5,000,000 shares to a consultant for strategic business development related work performed.

On July 25, 2013, the Company  issued 10,000 shares to an employee of the company.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On July 19, July 26, July 29, and August 9, 2013, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2013 PPM” , or the “2013 PPM”) providing for the sale by the Company to the 2013 PPM Investors of secured 14% Callable Promissory Notes in the aggregate amount of $375,000 (the "2013 Notes").  In addition to the 2013 Notes, the 2013 Investors also received common stock purchase warrants (the “2013 Warrants”) to acquire an aggregate of 17,966,565 shares of common stock of the Company. The 2013 Warrants are exercisable for five years at an exercise price of $0.025.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger Pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.6	Form of Subscription Agreement by and between Evolucia Inc. and Accredited Investors (23)

4.7	Form of 14% Callable Promissory Note (23)

4.8	Form of Warrant (23)

4.9	Form of Security Agreement (23)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.27	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.28	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

10.29	Settlement Agreement and General Release by and between Evolucia Inc., on one hand, and Arthur Buckland, individually, and as custodian for Marc Buckland and Eunice Buckland on the other hand (24)

10.30	Evolucia, Inc. 2013 Incentive Stock Plan (22)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007.

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007.

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

(22)	Incorporated by reference to the Current Report on Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 25, 2013.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

(24)	Incorporated by reference to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUCIA, INC.

Signature	Title	Date

/s/ Mel Interiano	Chief Executive Officer and Director	August 14, 2013
Mel Interiano	(Principal Executive Officer)

/s/ Charles B. Rockwood	Executive Vice President and Chief Financial Officer	August 14, 2013
Charles B. Rockwood	(Principal Financial and Accounting Officer)