Form 10-Q
period 2013-09-30
Evolucia Inc.
filed 2013-11-14
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 000-53590

EVOLUCIA INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 7040 Professional Parkway East
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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 14, 2013 was 1,253,755,212.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the nine months ended September 30, 2013 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,334	$1,642,464
Accounts receivable, net	334,268	112,982
Inventory	2,714,817	1,280,072
Prepaid expenses and other current assets	301,274	59,598
Total current assets	3,394,693	3,095,116

Property and equipment, at cost, net of
accumulated depreciation	165,332	113,584

Other assets	29,794	190,607

	$3,589,819	$3,399,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$2,439,953	$1,404,752
Lines of credit - affiliates	2,754,931	83,067
Deferred revenue	1,000,000	1,000,000
Liability for over commitment of common shares	300,000	-
Derivative financial instruments - warrants	2,671,113	-
Debentures payable	1,011,485	292,642
Total current liabilities	10,177,482	2,780,461

Debentures payable - net of debt discount	64,622	-
Debentures payable	440,239	2,821,326
	504,861	2,821,326
Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,242,579,212 and 1,197,771,827 shares issued and outstanding	1,242,579	1,197,771
Additional paid-in capital	90,970,662	87,054,357
Accumulated (deficit)	(99,271,290)	(90,420,133)
	(7,058,049)	(2,168,005)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(7,092,524)	(2,202,480)
	$3,589,819	$3,399,307

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012

Sales	$725,278	$1,154,932	$1,588,875	$2,458,430

Cost of sales and services	563,542	1,175,200	1,284,777	2,290,879
Gross profit	161,736	(20,268)	304,098	167,551

Operating expenses:
Selling, general and administrative expenses	3,055,479	1,473,101	6,531,084	3,365,371
	3,055,479	1,473,101	6,531,084	3,365,371

Loss from operations	(2,893,743)	(1,493,369)	(6,226,986)	(3,197,820)

Other (Income) expense:
Other (income) expense	(18,529)	-	-	-
Change in the fair value of derivative instruments, net	(303,009)	-	(39,215)	-
Interest, debt conversion expense and amortization of debt discount	860,588	81,844	2,663,386	443,042
	539,050	81,844	2,624,171	443,042

Loss before income taxes	(3,432,793)	(1,575,213)	(8,851,157)	(3,640,862)
Income taxes	-	-	-	-
Net loss	$(3,432,793)	$(1,575,213)	$(8,851,157)	$(3,640,862)

Per share information basic and diluted:
Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	1,237,422,713	1,193,275,153	1,216,154,683	1,017,217,560

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net cash (used in) operating activities	$(4,856,080)	$(2,019,975)

Cash flows from investing activities:
Acquisition of property and equipment	(188,864)	(6,655)
Net cash (used in) investing activities	(188,864)	(6,655)

Cash flows from financing activities:
Common shares issued or subscribed for cash	-	2,500,000
Proceeds from notes payable and convertible debentures	3,446,814	2,000,000
Repayments of notes payable	-	(109,134)
Net cash provided by financing activities	3,446,814	4,390,866

Increase (decrease) in cash and cash equivalents	(1,598,130)	2,364,236
Cash and cash equivalents, beginning	1,642,464	235,878
Cash and cash equivalents, ending	$44,334	$2,600,114

Cash paid for income taxes	$-	$-
Cash paid for interest	$72,828	$53,934

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Continuance of Operations

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at September 30, 2013, we believe we have adequate resources, such as cash on-hand, our credit facilities, and the proceeds and anticipated proceeds from private placements during 2013 to meet our operating commitments through September 2014, although there can be no assurance of this.. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 is as follows:

Beginning balance, March 31, 2013	$--
Derivative warrant issuances from 2013 private placement	3,090,325
Total (gains) or losses included in earnings (1)	(419,212)
Ending balance, September 30, 2013	$2,671,113

(1)
Day one derivative loss	$379,997
Change in fair value during the period	(419,212)
Change in fair value of derivatives, net	$(39,215)

Inventory

Inventory consists principally of electronic components used in the assembly of LED lights. Inventory is stated at the lower of cost or market on a first in first out basis.

U
Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During periods in which a loss is incurred common stock equivalents are not considered in the computation as their effect would be anti-dilutive. The total number of share equivalents not included in the calculation at September 30, 2013, consisted of approximately 506,074,266 options and warrants of which approximately 370,599,000 are vested.

Reclassifications

Certain amounts for the period ended September 30, 2012, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended September 30, 2013. These reclassifications had no effect on net loss as previously reported.

NOTE B - STOCKHOLDERS' EQUITY

Common Stock

During the period ended September 30, 2013, the Company issued 44,808,385 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock on the date the issuances were agreed to or $902,938.

During the period ended September 30, 2013, certain employees  agreed to defer a portion of their salaries aggregating $450,000 for a period of one year. At September 30, 2013, an aggregate of $132,916 had been deferred and is included in accounts payable and accruals. As consideration for deferring their salaries these employees are to receive an amount equal to the deferral in common shares of the Company of which 50% was awarded on the date of the election to defer salaries and 50% will be awarded on the date the deferred salaries are repaid. At September 30, 2013, $279,375 had been charged to operations related to these shares and recorded as additional paid in capital.

At September 30, 2013, the Company’s outstanding common shares and its commitments to issue common shares exceeded its authorized capital by approximately 175,000,000 shares. The fair value of the shares of $300,000 has been reclassified to at liability at September 30, 2013.

NOTE C – CONCENTRATIONS AND CONTINGENCIES

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

On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold.  The former landlord has threatened to commence litigation as a result of the claimed breach of the lease.  The Company intends to vigorously defend against any litigation that may be commenced.

Concentrations

During the nine months ended September 30, 2013 and 2012, the Company sold LED lighting products aggregating approximately 46% of revenue to one customer and 35% of revenue to two customers, respectively, which sales individually represented in excess of 10% of the Company’s net revenues.

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

During the period ended September 30, 2013, the Company granted stock options for 137,250,000 shares to affiliates or employees of the Company. The options have exercise prices of $.025 to $.03 per share and vest immediately for 125,250,000 options, over a 2 year period for 11,000,000 options and over a 4 year period for 1,000,000 options. The options have a term of 5 years.

The options are valued using the Black-Scholes option pricing model with the following assumptions.

Term 5 years, Volatility 120% to 130%, Discount rate 1% and dividend yield 0%

The options had a fair value of $3,279,809 which is being amortized over the term of certain lines of credit of 1 year for 113,250,000 options and over the vesting periods of 2 and 4 years for 11,000,000 and 1,000,000 options, respectively. The value of 12,000,000 options was charged to operations during the period as they vested immediately.

During the nine months ended September 30, 2013, an aggregate of $3,079,000 was charged to operations related to options granted during the current year and prior years. Of this amount $2,112,000 was charged to interest expense and $967,000 was charged to selling, general and administrative expense.

At September 30, 2013, there was an aggregate of approximately $2,550,000 of unrecognized charges related to stock options which vest in future periods.

A summary of stock options outstanding, including options granted outside of the Plan is as follows:

Shares
Options outstanding at
beginning of year	206,876, 660
Options granted	137,250,000
Outstanding at September 30, 2013	344,126,660
Exercisable at September 30, 2013	239,793,327

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

During March 2012 the holders of the outstanding notes agreed to extend the due date on these notes to July 1, 2013, and during April 2013 holders of an aggregate of $498,968 agreed to extend the due date to April 2014. In conjunction with the 2013 extensions the interest rate was increased to 11%.

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

On September 23, 2013, the Company issued a $60,000, 15% Callable Promissory Note to ILED Inventory Fund I, LLC., and unrelated entity.  The Company received proceeds of $54,000. The proceeds of the Note must be used for the purchase of inventory or inventory control systems of the Company. The Note is secured by the specific inventory and inventory control systems of the Company to which the proceeds were applied. The Note matures on September 22, 2015. Interest is paid monthly, starting on October 31, 2013.

Lines of Credit

A private investor, shareholder and director of the Company has made available to the Company a working capital and purchase order line of credit (Line of Credit) of $2.0 million, which is due during January 2014, and which may be increased at the investor’s discretion. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor and that are used to fulfill specific customer orders. For advances made for the purpose of funding Purchase Orders, the line is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders bear interest at an annual rate of 12.5% and the principal amount of the draws, plus accrued interest, must be repaid back to the Line of Credit within three business days of receipt of payment from the customer.  Because interest is added back to the Line of Credit, the available balance increases by that amount. The lender has deposited the $2,000,000 in a bank account and the Company has recorded the entire Line of Credit as a liability. On February 22, 2013, effective as of December 31, 2012, the investor made the entire Line of Credit available without restriction to the Company to use for both Working Capital purposes and for Purchase Orders. For that portion of the Line of Credit that is used for Working Capital purposes, the Line of Credit is unsecured, and bears interest at an annual rate of 14.0%. At September 30, 2013, $1,646,281 was drawn on the bank account for working capital. The balance of the line was $2,011,177 and interest accrued aggregated $158,136.

A private investor, shareholder and director of the Company made available to the Company a purchase order line of credit (Line of Credit) of $750,000, which may be increased at the investor’s discretion and, with the exception of $100,000 which is due in January 2014, is due on demand. The Line of Credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor.  The Line of Credit bears interest at an annual rate of 12.5% and draws must be repaid within three business days of receipt of payment from the customer. The Line of Credit is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. The balance of the line was $743,754 and interest accrued aggregated $32,795.

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

The Notes are offered in units of $50,000 each (a “Unit”). The PPM is subject to a minimum sale of 40 Units ($2,000,000) and a maximum of 100 Units. The Notes mature in 36 months. Interest accrues for the first 12 months and is payable monthly starting in month 13. Principal plus accrued interest is paid in month 36. Each Unit receives a Common Stock Purchase Warrant (the “2013 Warrants”) to purchase 2,395,542 shares of common stock at an exercise price of $0.025. Through September 30, 2013, the Company sold 55.5 units of its current PPM for aggregate proceeds of $2,774,950. The Notes are secured by the assets of the Company subject to previous security interests.  The Company closed on the sale of those units between April 2013 and September 2013.

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

Due to the put provision, certain price ratchet provisions which may require net cash settlement and the lack of sufficient authorized shares, the 2013 Warrants did not meet the criteria for equity classification under ASC 815 because they did not meet the definition for financial instruments indexed to a company’s own stock. Accordingly, they required derivative liability accounting and measurement at fair value at inception and each subsequent reporting period.

A summary of the allocation of proceeds related to the private placement is provided below. Current accounting concepts generally provide that the allocation is made, first to the instruments that are required to be recorded at fair value; that is, the 2013 Warrants, and the remainder to the Notes. For the April 22, 2013 issuance, the fair value of the 2013 Warrants exceeded the proceeds which resulted in a day-one derivative loss. The discount from the face amount of the Notes represented by the value initially assigned to the 2013 warrant liabilities is amortized over the period to the due date of each Note, using the effective interest method.

	April 22, 2013 Issuance	May 22, 2013 Issuance
Derivative Warrants	$2,379,997	$137,003
14% Callable Promissory Notes	--	12,947
Day-one derivative loss	(379,997)	--
Total allocated gross proceeds	$2,000,000	$149,950

August 9, 2013 Issuance
Derivative Warrants	$573,325
14% Callable Promissory Notes	51,675
Day-one derivative loss	--
Total allocated gross proceeds	$625,000

Derivative Warrants

Due to the put features embedded in the 2013 Warrants, the Company concluded that the 2013 Warrants did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, the Warrants are subject to the classification and measurement standards for derivative financial instruments and require liability classification at fair value. The 2013 Warrants were valued using a Binomial Lattice (“Lattice”) valuation technique which included certain assumptions such the closing price of the underlying common stock, risk-free interest rates, volatility, expected dividend yield, expected life, the probability that the investors will require redemption of the 2013 Warrant due to the put provisions and the put price the Company would be required to pay upon exercise of the put. As mentioned above, the option to put the 2013 Warrants back to the Company for cash is only available if the Company does not have sufficient authorized shares for the investors to exercise all their warrants and the Company enters into a capital transaction during the term of the 2013 Warrant. Management believes there is a minimal probability of this occurring and have assigned a probability of 5% that the Warrant holders will have the ability to exercise their put option. The put provisions associated with the 2013 Warrants were valued using a probability-weighting of put values based on management’s estimate of expected purchase prices.

Significant inputs and results arising from the Lattice model are as follows for the 2013 Warrants classified in liabilities:

	April 22,2013	May 22,2013	April 22,2013	May 22, 2013
	Warrants at Inception	Warrants at Inception	Warrants at September 30, 2013	Warrants at September 30, 2013
Quoted market price on valuation date	$0.0215	$0.0198	$0.0215	$0.0215
Contractual exercise price	$.02500	$.02500	$.02500	$.02500
Expected term to maturity	5 Years	5 Years	4.81 Years	4.90 Years
Dividend yield	0%	0%	0%	0%
Market volatility:
Range of volatilities	107% - 135%	90% - 132%	84% - 131%	84% - 130%
Equivalent volatility	119%	115%	111%	111%
Risk free interest:
Range of risk free interest rates	0.09% - 0.70%	0.08% - 0.91%	0.10% - 1.41%	0.10% - 1.41%
Equivalent risk free interest rates	0.30%	0.35%	0.53%	0.53%
Probability of put occurring	5%	5%	5%	5%
Estimated value of put per share	$0.120	$0.119	$0.116	$0.116

	August 9, 2013	August 9, 2013
	Warrants at Inception	Warrants at September 30, 2013
Quoted market price on valuation date	$0.0215	$0.0215
Contractual exercise price	$.02500	$.02500
Expected term to maturity	5 Years	4.86 Years
Dividend yield	0%	0%
Market volatility:
Range of volatilities	75% - 129%	62% - 128%
Equivalent volatility	102%	102%
Risk free interest:
Range of risk free interest rates	0.07% - 1.36%	0.04% - 1.39%
Equivalent risk free interest rates	0.49%	0.49%
Probability of put occurring	5%	5%
Estimated value of put per share	$0.125	$0.125

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

The following table reflects the changes in fair value of the 2013 Warrants:
Warrant Derivative
Beginning balance, March 31, 2013	$--
Warrant issuance on April 22,2013, indexed to 114,039,162 shares of common stock	2,379,997
Warrant issuance on May 22, 2013, indexed to 7,184,230 shares of common stock	137,003
Warrant issuance August 9, 2013 indexed to 31,142,046 shares of common stock	573,325
Fair value adjustments	(419,212)
Ending balance, September 30, 2013	$2,671,113

 NOTE H – COMMITMENTS

On March 20, 2013, the Company entered into a joint venture with Sunovia Energy Technologies Europe Sp. z o.o. (SETE), a Polish corporation which is unaffiliated with the Company. The agreement called for the payment of $11 million to Evolucia by August 31, 2013, which has not been received, in exchange for the manufacture and distribution rights to the European markets.  Under the joint venture agreement, a new entity called Evolucia Europe Sp. z o.o. will be created, with Evolucia Inc. holding a 51% ownership share and SETE holding the remaining 49% ownership.  The joint venture agreement provides exclusive manufacturing rights to Evolucia Europe for the European markets. There is no assurance that the joint venture will be completed. The $11 million payment has not been made and the Company is presently negotiating a resolution with SETE.

Effective July 1, 2013, the Company entered into a lease for office, manufacturing and warehouse facilities. The lease is for a period of 6 years and calls for lease payments aggregating approximately $3,300,000 plus sales tax.

NOTE I – SUBSEQUENT EVENTS

On October 18, 2013, the Company issued a $100,000, 8% Secured Convertible Promissory Note (Note) to an Investor. The Note matures on October 18, 2014. The holder may elect to convert, at $0.01, the principal of the Note to 10,000,000 shares of Common Stock. Additionally, the holder may elect to convert all or part of the accrued interest at the same rate.

On October 18, 2013, the Company’s Executive Vice President and Chief Financial Officer (Executive) resigned. At that time, the Executive was owed $27,104 in unpaid wages pursuant to a compensation deferral program initiated in May and September, 2013, as well as $10,969 in unused Paid Time Off, for a total balance of $37,073. The Executive was granted 1,450,321 shares of common stock as part of the compensation deferral program. On October 29, 2013, the Company and the Executive entered into an Agreement whereby the Executive will receive the total balance owed over a period of 20 weeks. The Executive will also receive $940 every fourth week during the 20 week period. The Executive also received an additional 625,000 vested stock options pursuant to the Non-Statutory Stock Option Agreement. The Executive previously held 7,500,000 vested options. The expiration date of the Stock Options was extended to October 18, 2015, and the exercise price of the total 8,125,000 shares underlying the options was reduced to $0.02.

On October 28, 2013, a Director of the Company provided $400,000 to the Company. Terms are presently being negotiated.

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

LED Lighting

LED lights are the most energy-efficient lighting source on the market today. Through our patented Aimed LED Lighting™ technology, we have demonstrated that less overall light is needed if the light is correctly focused on the target area. Our LED lighting product’s are currently focused on (i) the roadway / walkway lighting market (“cobra head,” “shoebox”, “post-top” and “bell-top” products) (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights) and (iii), commercial indoor market (“high-bay”, “troffer”, and “flat panel” products). A report issued in January 2011 by Navigant Consulting, Inc. prepared for the Building Technologies Program of the Office of Energy Efficiency and Renewable Energy (EERE) of the Department of Energy estimates that there are 56.2 million roadway lights in the United States, including 26.5 million street lights and 26.1 million highway lights. The same report estimates approximately 36.4 million parking garage lights and 15.8 million parking lot light fixtures installed in the United States. It is estimated that fewer than 5% of the parking light totals and fewer than 1% of the roadway and highway lights utilized LED technology. We believe these markets, which are primary markets for the Company’s products, have the potential for significant growth in LED replacements of existing technologies in the years ahead. We believe traditional lighting companies have been somewhat slow to develop LED technologies; however, the large lighting companies have acquired the technology either through acquisition or OEM and licensing arrangements with smaller LED lighting companies. There are currently over 200 competitors in the outdoor LED lighting market. Our Aimed Optics™ technology potentially provides a competitive advantage in this market, as it uses less energy to put more light on the ground, although high product costs have hampered sales of the cobrahead and shoebox products in certain markets.

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

Results of Operations for the Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

For the three months ended September 30, 2013, the Company had a net loss of ($3,432,793), as compared to a net loss ($1,575,213) for the three months ended September 30, 2012, or an increase of $1,857,580. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended September 30, 2013 were $725,278, as compared to $1,154,932 for the three-month period ending September 30, 2012, which represented a decrease of $429,654 or approximately 37%. Revenues for the three-month period ending September 30, 2012 include a “one-off” sale to a single customer for $678,688.

Gross Profit

The Company had a gross profit (loss) of $161,736, and a gross profit margin of 22.3% for the three months ended September 30, 2013, as compared to a gross (loss) of ($20,268) or a gross profit margin of (1.8%) for the three months ended September 30, 2012. The gross profit (loss) increased as a result of a changing product mix to newer product versions, which are more profitable than legacy products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6,531,084 for the nine month period ending September 30, 2013 from $3,365,371 for the nine month period ended September 30, 2012, an increase of $3,165,713, or 94%. The major components are discussed below.

Compensation and Benefits

Compensation and benefit expenses were $2,268,268 for the nine months ended September 30, 2013, compared to $1,267,002 for the nine months ended September 30, 2012, an increase of $1,001,266 or approximately 79%. This is the result of a net decrease of $101,209 in non-cash expenses associated with stock options awarded to employees offset by an increase of $1,102,475 associated with an increase in the number of employees, 20 (39 vs. 19), and the experience level of the overall employee base as the Company begins to scale-up operations to support additional revenues.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods or Compensation & Benefits and includes such categories as travel and entertainment, legal and professional fees, selling and marketing, and occupancy and office expenses. For the nine months ended September 30, 2013 the Company incurred aggregate expense of $4,262,816 in this area, compared to $2,098,369 for the nine months ended September 30, 2012, an increase of $2,164,447 or 103%. The majority of this increase is related to increases in travel and entertainment, $303,843, consultants, $789,690, occupancy and office, $211,239, and the write-off of advances made to another entity, $396,225.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended September 30, 2013 was $860,588 compared to $81,844 for the three months ended September 30, 2012, an increase of $778,744. $704,000 of this increase is related to the issuance of warrants during the period.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants

We account for our outstanding Common Stock warrants that were issued in connection with our debentures, at fair value. For the three months ended September 30, 2013, the liability related to these instruments fluctuated, resulting in a gain of $303,009.

 Results of Operations for the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

For the nine months ended September 30, 2013, the Company had a net loss of ($8,851,157), as compared to a net loss ($3,640,862) for the nine months ended September 30, 2012, or an increase of $5,210,295. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the nine months ended September 30, 2013 were $1,588,875, as compared to $2,458,430 for the nine month period ending September 30, 2012, which represented a decrease of $869,555 or approximately 35%. Revenues for the nine-month period ending September 30, 2012 include a “one-off” sale to a single customer for $678,688. The decrease was the result of sales to fewer customers.

Gross Profit

The Company had a gross profit of $304,098, and a gross profit margin of 19.1% for the nine months ended September 30, 2013, as compared to a gross profit of $167,551 or a gross profit margin of 6.8% for the nine months ended September 30, 2012. The gross profit (loss) increased as a result of a changing product mix to newer product versions, which are more profitable than legacy products..

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6,531,084 for the nine month period ending September 30, 2013 from $3,365,371 for the nine month period ended September 30, 2012, an increase of $3,165,713, or 94%. The major components are discussed below.

Compensation and Benefits

Compensation and benefit expenses were $2,268,268 for the nine months ended September 30, 2013, compared to $1,267,002 for the nine months ended September 30, 2012, an increase of $1,001,266 or approximately 79%. This is the result of a net decrease of $101,209 in non-cash expenses associated with stock options awarded to employees offset by an increase of $1,102,475 associated with an increase in the number of employees, 20 (39 vs. 19), and the experience level of the overall employee base as the Company begins to scale-up operations to support additional revenues.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods or Compensation & Benefits and includes such categories as travel and entertainment, legal and professional fees, selling and marketing, and occupancy and office expenses. For the nine months ended September 30, 2013 the Company incurred aggregate expense of $4,262,816 in this area, compared to $2,098,369 for the nine months ended September 30, 2012, an increase of $2,164,447 or 103%. The majority of this increase is related to increases in travel and entertainment, $303,843, consultants, $789,690, occupancy and office, $211,239, sales and marketing, and the write-off of advances made to another entity, $396,225.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the nine months ended September 30, 2013 was $2,663,386 compared to $443,042 for the nine months ended September 30, 2012, an increase of $2,220,344. $1,408,000 of this increase is attributable to the expense associated with the issuance of warrants during the period. The remaining amount, $812,344, is due to an increase in total company borrowings.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants

We account for our outstanding Common Stock warrants that were issued in connection with our debentures, at fair value. For the nine months ended September 30, 2013, the liability related to these instruments fluctuated, resulting in a gain of $39,215.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In 2012 and through the third quarter of 2013, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of September 30, 2013, we had $44,334 in cash and cash equivalents. We had receivables, net of allowances, of $334,268, prepaid expenses and deposits on future purchases  of $301,274, and inventory of $2,714,817. Our current liabilities as of that date were $10,177,482.

Our sales cycle can be several months or longer, with some costs incurred up front, making our business working capital intensive. It can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables.

The Company currently outsources much its manufacturing; consequently, we do not have significant capital equipment expenditures, although tooling costs can reduce our product cost when justified by the level of sales.

	For the Nine Month Period Ended
	September 30, 2013	September 30, 2012
Cash flows used in Operations	$(4,856,080)	$(2,019,975)

Investing Activities	$(188,864)	$(6,655)

Financing Activities	$3,446,814	$4,390,866

Cash at end of period	$44,334	$2,600,114

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 totaled ($4,856,080) as compared to ($2,019,975) for the nine months ended September 30, 2012.  During the period ended September 30, 2013, the cash used in operating activities consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing for the nine months ended September 30, 2013 was ($188,864) as compared to ($6,655) for the nine months ended September 30, 2012. This represents capital expenditures primarily associated with the purchase of the Company’s new trade show booth and other equipment.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $3,446,814, which primarily consisted of proceeds from a line of credit and the issuance of debentures. Our net cash provided by financing activities for the nine months ended September 30, 2012 was $4,390,866,which primarily consisted of proceeds from a line of credit and common shares issued for cash.

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

The Company had leased office space/warehouse facilities in Sarasota, Florida under an operating lease.  The lease term is for a period of 66 months and commenced on April 14, 2010.  The base rent over the term is approximately $497,346.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.

On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold..

The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the above leased property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual for this contingency has been recorded at September 30, 2013, as the Company vacated the premises because of an environmental issue related to the leased property.

On June 12, 2013, the Company entered into a lease for office, manufacturing and warehouse facilities, which became effective on July 1, 2013. The lease is for a period of 6 years and calls for lease payments aggregating approximately $3,300,000 plus sales tax.

As of November 14, 2013,  the Company had 42 full-time employees and two active independent contractors.

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

Continuance of Operations

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at September 30, 2013, we believe we have adequate resources, such as cash on-hand, our credit facilities, and the proceeds and anticipated proceeds from private placements during 2013 to meet our operating commitments through September 2014, although there can be no assurance of this. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Management Report on Disclosure Controls

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the following:

1. A lack of segregation of duties
2. The need for an updated accounting system
3. We did not maintain effective control over supporting schedules for certain balance sheet accounts which resulted in the recording of adjusting journal entries to the financial statements at the period end.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions there is lack of segregation of duties.  We intend to continue to evaluate potentially engaging additional management personnel to alleviate this weakness. In addition we are in the process of engaging additional accounting support to assist in the preparation of our accounting records.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold.  The former landlord has threatened to commence litigation as a result of the claimed breach of the lease.  The Company intends to vigorously defend against any litigation that may be commenced.

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

On April 22, May 22, July 19, July 26, July 29, August 9, August 23, September 12, September 25, and September 27, 2013, the Company entered into Securities Purchase Agreements and Security Agreements with several accredited investors (the “2013 PPM Investors”, or the “2013 PPM”) providing for the sale by the Company to the 2013 PPM Investors of secured 14% Callable Promissory Notes in the aggregate amount of $2,774,950 (the "2013 Notes").  In addition to the 2013 Notes, the 2013 Investors also received common stock purchase warrants (the “2013 Warrants”) to acquire an aggregate of 152,368,438 shares of common stock of the Company.  In addition, historical investors holding secured notes in the principal amount of $300,000 have elected to convert the principal and interest owed in connection with their secured notes into the 2013 PPM and related 2013 Warrants resulting in the issuance of additional 2013 Notes in the principal amount of $380,237 and 2013 Warrants to purchase 18,217,482 shares of common stock.

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

On October 18, 2013, the Company issued a $100,000, 8% Secured Convertible Promissory Note (Note) to a private investor and shareholder. The Note matures on October 18, 2014. The holder may elect to convert, at $0.01, the Principal of the Note to 10,000,000 shares of Common Stock. Additionally, the holder may elect to convert all or part of the accrued interest at the same rate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On October 18, 2013, the Company issued a $100,000, 8% Secured Convertible Promissory Note (Note) to a private investor and shareholder. The Note matures on October 18, 2014. The holder may elect to convert, at $0.01, the Principal of the Note to 10,000,000 shares of Common Stock. Additionally, the holder may elect to convert all or part of the accrued interest at the same rate.

On October 18, 2013, the Company’s Executive Vice President and Chief Financial Officer (Executive) resigned. At that time, the Executive was owed $27,104 in unpaid wages pursuant to a compensation deferral program initiated in May and September, 2013, as well as $10,969 in unused Paid Time Off, for a total balance of $37,073. The Executive was granted 1,450,321 shares of common stock as part of the compensation deferral program. On October 29, 2013, the Company and the Executive entered into an Agreement whereby the Executive will receive the total balance owed over a period of 20 weeks. The Executive will also receive $940 every fourth week during the 20 week period. The Executive also received an additional 625,000 vested stock options pursuant to the Non-Statutory Stock Option Agreement. The Executive previously held 7,500,000 vested options. The expiration date of the Stock Options was extended to October 18, 2015, and the exercise price of the total 8,125,000 shares underlying the options was reduced to $0.02.

On October 28, 2013, a Director of the Company provided $400,000 to the Company. Terms are presently being negotiated.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger Pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.6	Form of Subscription Agreement by and between Evolucia Inc. and Accredited Investors (23)

4.7	Form of 14% Callable Promissory Note (23)

4.8	Form of Warrant (23)

4.9	Form of Security Agreement (23)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.27	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.28	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

10.29	Settlement Agreement and General Release by and between Evolucia Inc., on one hand, and Arthur Buckland, individually, and as custodian for Marc Buckland and Eunice Buckland on the other hand (24)

10.30	Evolucia, Inc. 2013 Incentive Stock Plan (22)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101-DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013

(22)	Incorporated by reference to the Current Report on Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 25, 2013.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

(24)	Incorporated by reference to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUCIA INC.

Signature	Title	Date

/s/ Mel Interiano	Chief Executive Officer and Director	November 14, 2013
Mel Interiano	(Principal Executive Officer)

/s/ Mel Interiano	Principal Financial Officer	November 14, 2013
Mel Interiano	(Principal Financial and Accounting Officer)