Form 10-K/A
period 2012-12-31
Evolucia Inc.
filed 2014-01-28
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of April 14, 2013 was $17,327,630

Number of outstanding shares of the registrant's par value $0.001 common stock as of April 14, 2013: 1,199,974,396

EXPLANATORY NOTE

Evolucia Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2013 to amend Item 3 – Legal Proceedings, Item 7 – Management’s Discussion and Analysis or Plan of Operations and Item 13 – Certain Relationships and Related Transactions.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on April 25, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

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

Litigation with Supplier

The Company is defending a lawsuit brought by a supplier of a component part of the Evolucia LED light fixtures in December 2010. Magtech Industries Corp. (“Magtech”) filed a complaint (Case No. 2010 CA 012574) against the Company is the Circuit Court of the 12th Judicial Circuit in and for Sarasota County, Florida. The suit alleges that the Company owes a re-stocking fee for the return of certain inventory. The plaintiff has alleged damages in excess of $100,000. The Company believes it has substantial defenses to this lawsuit and intends to vigorously defend it. In April 2011, the Company filed an Answer and Magtech filed a Summary Judgment Motion but did not schedule the same for a hearing.  In December 2011, the Company filed a Motion for Leave to File Amended Answer and Counterclaims providing affirmative defenses and counterclaims based on breach of contract, deceptive and unfair trade practices and tortuous interference with a business relationship.  The lawsuit is in the early stages of pleadings, and the outcome of this case is uncertain at this time. The Company has incurred no significant legal fees to date in this case.

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

Costs of Goods Sold

Cost of Goods Sold (COGS) includes the costs of sale of our products, including material costs, manufacturing and labor, freight and shipping, warranty expense and sales commissions. COGS increased 36% in fiscal year 2012 to $2,922,339 from $2,157,198 in fiscal year 2011. This increase in primarily attributable to an increase in material costs associated with our first generation LED fixtures and the write off of obsolete inventory of $97,481.  Material costs increased in three primary areas: 1) purchase of raw materials and finished goods, in the case of private label products, (including freight in), $525,942; 2) contract labor to assemble products, $53,579; and 3) manufacturing overhead, $24,005.

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

Research and Development

The Company did not incur any research and development expenses in 2012 or 2011. The Company anticipates adding additional personnel in research and development and product sourcing in future periods to enable it to compete in the LED marketplace both with the development and refinement of its own products and product upgrades and through the acquisition of private label products to fill in the product portfolio gaps in order to offer the full range of products our customers desire.

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 During 2012, the Company engaged in the following transactions with executive officers and directors:

In the second quarter of 2012, the Company issued 25,000,000 shares to Thomas Siegfried, a director of the Company, who provided a working capital line of credit to the Company in the initial aggregate amount of $2,000,000.

During the second quarter of 2012, the Company issued Francis J. Santiago, a Director, a stock option for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price for the Option is $0.03.  The Option vest over a four year period with 25% vesting on the first anniversary of the grant and the remaining vesting ratably on a quarterly basis thereafter for 12 quarters.

During the second quarter of 2012, the Company issued Burton M. Sack, a Director, a stock option for the purchase of 5,000,000 shares of the Company’s common stock. The exercise price for the Option is $0.03.  The Option vest over a four year period with 25% vesting on the first anniversary of the grant and the remaining vesting ratably on a quarterly basis thereafter for 12 quarters.

During the second quarter of 2012, the Company and Mel Interiano, the Company’s CEO, entered into an employment agreement effective March 22, 2012 whereby he was granted Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the Company’s common stock.  The exercise price for the Warrant is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.  The Company and VM5 Ventures LLC (“VM5”), a company owned by the CEO, entered into a Termination and Settlement Agreement whereby the Company and the CEO amended the Nonstatutory Stock Option Agreement entered into between the Company and the CEO on January 31, 2012, whereby the option will vest as to 25% of the shares if the Company’s top line revenue has increased by $10 million.  The option will continue to vest as to the remaining 75% of the shares in increments of 25% of the shares each time the Company’s top line revenue increases by at least $10 million.

During the third quarter of 2012, the Company entered into an employment agreement with Charles Rockwood, the Company’s former Executive Vice President and Chief Financial Officer of the Company, whereby the executive was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the Company’s common stock.  The exercise price for the Option is $0.035.  The Option will vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the effective date

During the first quarter of 2013, Thomas Siegfried, a Director of the Company (“Lender”), provided $2.0 million to the Company on April 1, 2012 for the sole purpose of providing a purchase order financing line of credit.  The purchase order line may be drawn to purchase components for orders of the Company’s products approved by the Lender. The Company and the Director also entered into a letter agreement whereby the Company will be entitled to utilize the proceeds for working capital purposes in addition to specific purchase orders.  In consideration for providing such working capital, the Company issued the Director a common stock purchase warrant to acquire 107 million shares of common stock at an exercise price of $0.025 per share for a period of five years.  In addition, the Company and the Director entered into a Security Agreement pursuant to which the Company granted the Director a security interest in the asset(s) underlying each purchase order.

Additionally, on August 24, 2012, the Company and Burton “Skip” Sack, a Director of the Company, provided a purchase order line of credit of $250,000, which was increased to $500,000 on February 27, 2013 and again to $750,000 in the Spring of 2013. In consideration for providing such capital, the Company issued Mr. Sack a common stock purchase warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.025 per share for a period of five years.  The Company and Mr. Sack entered into a Security Agreement pursuant to which the Company granted to Mr. Sack a security interest in the asset(s) underlying each purchase order.

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

EVOLUCIA INC.

Date: January 28, 2014	By:	/s/ MEL INTERIANO
Mel Interiano
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/MEL INTERIANO	Chief Executive Officer	January 28, 2014
Mel Interiano	(Principal Executive, Financial and Accounting Officer)

/s/BURTON SACK	Director	January 28, 2014
Burton Sack

/s/THOMAS A. SIEGFRIED	Director	January 28, 2014
Thomas A. Siegfried

/s/FRANCIS SANTIAGO	Director	January 28, 2014
Francis Santiago