Form 10-K
period 2013-12-31
Evolucia Inc.
filed 2014-05-23
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File Number 000-53590

EVOLUCIA INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation
or organization)
98-0550703
(IRS Employer Identification No.)
7040 Professional Parkway East
Sarasota, Florida 34240
941-751-6800
(Address of principal executive office) (Postal Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check by mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013 was $27,877,851.

Number of outstanding shares of the registrant's par value $0.001 common stock as of May 14, 2014: 1,354,969,085.

EVOLUCIA, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

We file reports with the Securities and Exchange Commission ("SEC"), and those reports are available free of charge on our Web site (www.evolucialighting.com or www.evolucia.com) under "Investor Relations/SEC Filings." The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Evolucia, Inc. (“Evolucia”, the “Company”, “we”, “our, “us”) is in the business of designing, manufacturing, marketing and distributing light emitting diode (LED) lighting fixtures.  Evolucia also maintains a portfolio of various LED lighting patents.  Our business focuses primarily on the design and development of our patented Aimed LED Lighting™ technology that demonstrates that less overall light is needed if the light is correctly focused on the target area.

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

We also continue developing and reengineering our patents.  We have identified the need to continue to reduce costs to be able to offer a competitive product to our customers.  This requires an ongoing review of our patents and an analysis with respect to improvements regarding the technology and costs associated with the product.  We have also recently engaged DLA Piper to assist the Company in developing our licensing revenues as well as protecting our intellectual property.

The Company and its subsidiaries and affiliates have applied for and obtained a number of patents in various technologies, particularly LED lighting and solar technologies.

On May 1, 2014, we engaged DLA Piper LLP to represent the Company in connection with its Intellectual Property.  The purpose of the engagement is to evaluate our patents, provide advice on portfolio development, identify potential litigation and licensing targets and protect the Company’s Intellectual Property.  A successful outcome would create an ongoing source of additional revenue stream through potential long term licensing agreements.

The Company had cash of $16,120 as of December 31, 2013 and $13,209 as of March 31, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

Corporate Information

Evolucia was formed in 2007 through a reverse merger whereby the Company acquired Sun Energy Solar, Inc., our accounting predecessor, which developed energy-efficient technologies in solar energy and infrared. The Company has exited the solar and infrared businesses. The Company’s solar subsidiary, Sunovia Solar, Inc. has not had operations since June 2010 and is not anticipated to have operations in the foreseeable future.

LED Lighting

LED lights are the most energy-efficient lighting source on the market today. Our LED lighting products are currently focused on (i) the roadway / walkway lighting market (“cobra head,” “shoebox”, “dusk-to-dawn”) (ii) the area lighting market (utility lights, wall packs, canopy lights and parking garage lights) and (iii), commercial indoor market (“high-bay”, “volumetric troffer”, and “lensed troffer” products). A report issued in January 2011 by Navigant Consulting, Inc. prepared for the Building Technologies Program of the Office of Energy Efficiency and Renewable Energy (EERE) of the Department of Energy estimates that there are 56.2 million roadway lights in the United States, including 26.5 million street lights and 26.1 million highway lights. The same report estimates approximately 36.4 million parking garage lights and 15.8 million parking lot light fixtures installed in the United States. It is estimated that fewer than 5% of the parking light totals and fewer than 1% of the roadway and highway lights utilized LED technology. We believe traditional lighting companies have been somewhat slow to develop LED technologies; however, the large lighting companies have acquired the technology either through acquisition or OEM and licensing arrangements with smaller LED lighting companies. There are currently over 200 competitors in the outdoor LED lighting market. Our Aimed Optics™ technology potentially provides a competitive advantage in this market, as it uses less energy to put more light on the ground, although high product costs have hampered sales of the cobra head and shoebox products in certain markets.

The Company completed the basic design for most of its products in 2009. Improvements in LED performance and the competitive pressures in the lighting industry have driven the need to update product designs and performance to remain competitive and viable. Also, in order for LED lighting to be fully competitive with traditional lighting, the cost of the fixture, is more expensive than comparable legacy lighting fixtures, which must remain viable as well. This will require reductions in final costs through component reductions and increasing manufacturing efficiencies. We anticipate these cost reductions in the product designs to continue and the timeframe to develop new products will be shortened as competition grows.

The three most significant challenges facing the Company in the LED lighting market are (a) developing a recognizable brand name, (b) expanding our distribution network, and (c) lowering the cost of manufacturing and the expense of selling our products thru traditional channels. Each of these issues is an ongoing concern for the Company. In addition, as LED lighting markets continue to expand, the distribution proficiencies of the lighting market are likely to drive consolidation in product lines and expansion as fixture companies compete for new business across various product lines.

LED Lighting Products

The Company currently produces and sells several products that provide LED lighting solutions for roadways, walkways, parking areas, garages and other area lighting solutions. In certain product categories, the company provides selected standard products and will manufacture special order products sometimes of similar performance and/or design with some alteration on a case-by-case basis. The Company’s standard product offerings are described in more detail below.

 Roadway Lighting Products

The Company offers the following standard products for roadway lighting:

(i)	Cobra Head lights in 40/60/80/100-Watt configurations and with Type II and III distributions;
(ii)	75W, 110W, 150W and 300W-watt Shoebox lights, Type II, III and V;
(iii)	A 25W, 50W and 75W NightWatch Area Light, Type V

Cobra head SCHX5 and CBH-200W

Our cobra head utilizes our patented Aimed Optics™ technology. In 2011, our Cobra Head SCHX5 earned the award for Best Outdoor Street Light, in its class, by the U.S. Department of Energy, the International Association of Lighting Designers, the Illuminating Engineering Society in the 2010 Next Generation Luminaires™ Solid State Lighting Design Competition, and recently from the 2013 Next Generation Outdoor Luminaires competition our new CBH-200W was “Recognized.” In 2011, the SCHX5 outperformed its competition with an industry-high Fitted Target Efficacy (FTE) score of 57 putting the most light on the ground, in the intended pattern, with the best uniformity, the least power consumed all while using the fewest LEDs The FTE was developed by the Department of Energy for evaluating an outdoor roadway luminaires light performance against Energy Star. Evolucia’s pioneering SCHX5 LED was the only outdoor roadway/ parking luminaire in that category recognized with an award. In the 2013, the CBH-200W was selected for its superior performance in putting light onto its intended target. These recognitions are a big part of why our products are recommended to lighting specifiers.

The cobra head is the most common streetlight in the United States, with 12.5 million installed annually in the U.S., and an estimated 40 million internationally.

Market Statistics

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

Canopy Lights

The Company’s Canopy PRO (EVO-CA-PRO), is the newest in the family of Canopy lights, the CA-PRO is ideal for Gas Station Canopies, overhang, awnings and parking garages. The CA-PRO is available in surface mount and recessed mount and can be supplied with an occupancy sensor.

The Company’s Canopy Light (CAN12), used for lighting exteriors, entryways, breezeways, walkways, perimeters, parking garages, storage areas and industrial / commercial spaces is available in 36- and 50-watt configurations, and is designed to replace 175 watt MH and 150 watt HPS lights.

The Company’s PS14 Parking Garage/Canopy light is also ideal for parking garages, parking decks and canopy installation. The popular design is ideal to replacing 175w MH and 150W HPS lamps

Additional Products

Our original LP3 Light Pack, designed for stairwell, landscape, utility lights, garages and safety and security lighting has been redesigned to come in 15- and 30-watt configurations and replace 75-watt incandescent fixtures with a 75% increase in efficiency, a significant increase in life expectancy and with no maintenance for up to 15 years.

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

Distribution Channels

The Company has identified six primary distribution channels for its Evolucia products, listed and discussed in more detail below, which it services through a network of manufacturers’ reps throughout North America and in various other countries:

1. Commercial and Industrial Agents (C & I)
2. Engineering Service Company (ESCO),
3. Private Customers
4. Original Equipment Manufacturers (OEM)
5. Federal Government
6. International channels

Dependence on Customers

During the years ended December 31, 2013 and 2012, the Company had sales of $906,030 to one customer and sales aggregating $1,587,008 to three customers, respectively, which sales individually represented in excess of 10% of the Company’s total sales.

At December 31, 2013, approximately 63% of net accounts receivable was due from one customer and, at December 31, 2012, 60% of net accounts receivable was due from three customers.

Patents

The Company and its subsidiaries and affiliates have applied for and obtained a number of patents in various technologies, particularly LED lighting and solar technologies. The table below lists the Company’s LED lighting patents.

On May 1, 2014, we engaged DLA Piper LLP to represent the Company in connection with its Intellectual Property.  The purpose of the engagement is to evaluate our patents, provide advice on portfolio development, identify potential litigation and licensing targets and protect the Company’s Intellectual Property.  A successful outcome would create an ongoing source of additional revenue stream through potential long term licensing agreements.

U.S. Patent Applications (including PCT applications with no corresponding pending US application):

Patent	Country	Serial #	Filing	Issued	Patent #	Status
Light Unit with Internal Back-Up Power Supply, Communications and Display	US	12/027,232	2/6/2008	9/13/2011	8,018,161	ISSUED
Solid State Light Unit and Heat Sink, and Method for Thermal Management of a Solid State Light Unit	US	12/685,571	1/11/2010	7/17/2012	8,220,977	ISSUED
Light Unit with Internal Power Failure Detection	US	12/594,932	1/19/2010	10/30/2012	8,299,712	ISSUED
P016 – DES Street Light Retrofit Assembly	US	29/361,123	5/5/2010	9/20/2011	D645,604	ISSUED
LIGHT UNIT WITH LIGHT OUTPUT PATTERN SYNTHESIZED FROM MULTIPLE LIGHT SOURCES	US	12/981,981	12/30/2010	1/21/2014	8,635,049	ISSUED
P015.01 - UTL Solid State Outdoor Overhead Lamp Assembly	US	13/089,184	4/18/2011			PUBLISHED
P014.WO.US - NAT Light Unit with Induced Convection Heat Sink	US	12/995,631	5/2/2011	11/6/2012	8,304,970	ISSUED
P009.WO.US - NAT SYSTEM FOR RETROFITTING AN EXISTING LIGHT FIXTURE WITH AN LED LUMINAIRE	US	13/201,830	8/16/2011	9/11/2012	8,262,258	ISSUED
P011.WO.US - NAT Solid State Luminaire with Reduced Optical Losses	US	13/318,069	10/28/2011			PUBLISHED
P012.WO.US - NAT Solid State Luminaire Having Precise Aiming and Termal Control	US	13/318,070	10/28/2011			PUBLISHED
P013.WO.US - NAT Retrofit System For Converting an Existing Luminaire Into A Solid State Lightling Luminaire	US	13/318,071	10/28/2011			PUBLISHED
P010.WO.US – NAT Solid State Lighting Unit Incorporating Optical Spreading Elements	US	13/266,108	3/15/2012			PUBLISHED
P020 - DES Overhead Street Light Assembly	US	29/453,677	5/1/2013			PENDING
P021 - DES Overhead Street Light	US	29/453,678	5/1/2013			PENDING
P023 - DES OVERHEAD STREET LIGHT	US	29/455,223	5/17/2013			PENDING
P024 - DES OVERHEAD STREET LIGHT	US	29/455,230	5/17/2013			PENDING
P027 – DES Baseball with Integrated LEDs	US	29/467,640	9/20/2013			PENDING
P008.01.02.01 - CON Light Unit with Light Output Pattern Synthesized from Multiple Light Sources	US	14/159,816	1/21/2014			PENDING

Foreign Applications (including PCT applications):

Patent	Country	Serial #	Filing	Issued	Patent #	Status
Light Unit with Output Pattern Synthesized from Multiple Light Sources	AU	2009266799	7/2/2009			PENDING
P015.WO.AU - NAT Solid State Outdoor Overhead Lamp Assembly	AU	2011239407	4/18/2011			PENDING
P008.WO.BR - UTL Light Unit with Output Pattern Synthesized from Multiple Light Sources	BR	PI 0915372-1	7/2/2009			PENDING
P015.WO.BR - NAT Solid State Outdoor Overhead Lamp Assembly	BR	112012026487.70	4/18/2011			PUBLISHED
P008.WO.CA - NAT Light Unit with Output Pattern Synthesized from Multiple Light Sources	CA	2729785	7/2/2009			PENDING
P015.WO.CA - NAT Solid State Outdoor Overhead Lamp Assembly	CA	2796449	4/18/2011			PENDING
Light Unit with Output Pattern Synthesized from Multiple Light Sources NOTE: annuities are NOT due until after the appl. issues.	CN	200980134138.80	7/2/2009			PENDING
P015.WO.CN - NAT Solid State Outdoor Overhead Lamp Assembly	CN	201180029750.60	4/18/2011			PUBLISHED
P015.WO.CO - NAT Solid State Outdoor Overhead Lamp Assembly	CO	12 205.072	4/18/2011			PUBLISHED
P008.01.01.CO Light Unit With Light Output Pattern Synthesized from Multiple Light Sources	CO	TBD				PENDING
P008.WO.EP Light Unit with Output Pattern Synthesized from Multiple Light Sources	EP	9774575.6	7/2/2009			PUBLISHED
P015.WO.EP - NAT Solid State Outdoor Overhead Lamp Assembly	EP	11769757.3	4/18/2011			PUBLISHED
P015.WO.CN.HK NAT Solid State Outdoor Overhead Lamp Assembly	HK	13109534.9	8/15/2013			PUBLISHED
Light Unit with Output Pattern Synthesized from Multiple Light Sources NOTE: annuities are NOT due until the application issues	IN	738/DELNP/2011	7/2/2009			PENDING
P015.WO.IN - NAT Solid State Outdoor Overhead Lamp Assembly	IN	9273/DELNP/2012	4/18/2011			PENDING
Light Unit with Output Pattern Synthesized from Multiple Light Sources	JP	2011-516893	7/2/2009			Granted
P015.WO.JP - NAT Solid State Outdoor Overhead Lamp Assembly	JP	2013-505213	4/18/2011			PUBLISHED
P017.WO - Solid State Lighting Luminaire with Modular Refractors	WO	PCT/US13/49776	7/9/2013			PUBLISHED
P018.WO- Methods and Apparatuses for Constructing a Universal Luminaire	WO	PCT/US13/49771	7/9/2013			PUBLISHED
P008.01.01 - PCT Light Unit with Light Output Pattern Synthesized from Multiple Light Sources	WO	PCT/US13/49769	7/9/2013			PUBLISHED

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

Employees

As of May 14, 2014, we have 2 full-time employees. At present, Evolucia has reduced its personnel and staff in order to eliminate excess overhead and to refocus on the business’ core fundamentals: the protection and monetization of the Aimed Optics intellectual property and the commercialization and sale of the company’s core products that are manufactured through the partnership with Leader Electronics.  The Board accepted Mel Interiano’s resignation in April 2014; and the company has employed Thomas Seifert as Interim CEO and Interim CFO.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. PROPERTIES

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual has been recorded for this contingency at December 31, 2013.

Headquarters office operations were moved temporarily to 6151 Lake Osprey Drive, Sarasota, FL 34240 while the manufacturing division, which also includes its warehouse, was moved temporarily to 6225 21st Street, Bradenton, FL  34203. These temporary facilities were rented on a month to month basis for approximately $15,622 per month.

Effective July 1, 2013, we moved to our operating facility located at 7040 Professional Parkway East, Sarasota, Florida 34240. The lease is under a six year lease and requires monthly rent, including sales tax, of approximately $16,000 for the first 18 months and escalates to $60,000 for the remainder of the term. In conjunction with the lease, we issued 12,000,000 options at the trading price the day of the agreement to the landlord.

In April 2014, we are restructuring our organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were released. We have received a notice of violation from our landlord related to our facility located at 7040 Professional Parkway East, Sarasota, Florida 34240. The landlord is a shareholder and we are working with the landlord to resolve the current default on the operating facility lease. While we do not know the current outcome in relation to the obligation on the lease, the discussions with the landlord are amicable and both parties are seeking a solution that is agreeable for both parties.

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

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, other than as described below. However, we are currently evaluating several consulting agreements and strategic relationships that the company entered into during the year ended December 2013. We may commence litigation against such parties if it is determined that such agreements were breached.

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

	Calendar 2013			Calendar 2012
	High	Low		High	Low
First Quarter	$.03		$.02	$.03	$.02
Second Quarter	$.02		$.02	$.06	$.03
Third Quarter	$.03		$.02	$.06	$.03
Fourth Quarter	$.02	$	.	$.03	$.02

 Holders

As of May 14, 2014, we had approximately 1,584 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Island Stock Transfer, Inc. 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

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

Recent Sales of Unregistered Securities
In the first quarter and second quarters of 2012, the Company issued 250,000,081 shares to 24 accredited investors for $2,500,000 in cash.

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

In the third quarter of 2012, the Company issued 45,000,000 shares to 7 holders of convertible notes in conversion of $450,000 of principal on that debt.

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

During the first quarter of 2013, a Director of the Company (“Lender”) provided $2.0 million to the Company on April 1, 2012 for the sole purpose of providing a purchase order financing line of credit.  The purchase order line may be drawn.

During 2013, the Company issued 12,702,740 shares of its common stock for the conversion of $127,027 of the principal and accrued interest balance of convertible notes.

During 2013, the Company issued 55,984,385 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock at the time the services were agreed to of $1,058,038, which was charged to operations.

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

At December 31, 2013, the Company’s outstanding common shares and its commitments to issue common shares exceeded its authorized capital by approximately 95,000,000 shares. The fair value of the shares of $840,000 has been reclassified to at liability at December 31, 2013.

Additionally, on August 24, 2012, the Company and another Director of the Company, provided a purchase order line of credit of $250,000, which was increased to $750,000 on February 27, 2013. In consideration for providing such capital, the Company issued the Director a common stock purchase warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.025 per share for a period of five years.  The Company and the Director entered into a Security Agreement pursuant to which the Company granted to the Director a security interest in the asset(s) underlying each purchase order.

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

Overview

For the fiscal year ended December 31, 2013, the Company had a net loss of $11,639,085, as compared to a net loss of $6,578,296 for the fiscal year ended December 31, 2012, an increase of $5,060,789, or 77%. The increase resulted from three primary areas: a decrease in Gross Profit of $1,465.336, an increase in selling, general and administrative expenses of approximately $1,516,630 and an increase in other expenses of $2,078,823. The loss from operations for the fiscal year ended December 31, 2013 was $9,139,823 as compared to a loss from operations in the fiscal year ended December 31, 2012 of $6,157,857, or an increase of $2,981,966 or 48%. The significant factors contributing to this operating loss are discussed in more detail below under “Results of Operations.”

Certain events occurring after the end of the fiscal year had a significant impact on the Company’s liquidity and cash available for operations. See “Subsequent Events” and Note P to the Financial Statements included elsewhere herein.

Results of Operations

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the consolidated financial statements included herewith for the fiscal years ending December 31, 2013 and December 31, 2012.

	2013	2012
Sales	$2,011,267	$2,742,587
Cost of Sales	3,656,355	2,922,339
Gross Profit	(1,645,088)	(179,752)
Selling, General & Administrative Expenses	7,494,735	5,978,105
Total Operating Costs and Expenses	7,494,735	5,978,105
Operating Loss	(9,139,823)	(6,157,857)
Net Other Expense	2,499,262	420,439
Net Loss	$(11,639,085)	$(6,578,296)

Revenues

Revenues for the fiscal year ended December 31, 2013 were $2,011,267, which represented a decrease of $730,320 or 27% from the prior year of $2,742,587.

Costs of Goods Sold

Cost of Goods Sold (COGS) includes the costs of sale of our products, including material costs, manufacturing and labor, freight and shipping, warranty expense and sales commissions. COGS increased $734,016 or 25% in fiscal year 2013 to $3,656,355 from $2,922,339 in fiscal year 2012. This increase in primarily attributable to an increase in material costs associated with our first generation LED fixtures and the reserve for obsolete inventory of $1,375,000.

Gross Profit (Loss)

The Company had a gross loss of $1,645,088 for the year ended December 31, 2013, as compared to a gross loss of $179,752, or 815%, for the fiscal year ended December 31, 2012.  The increase in gross loss is attributable to the reserve for obsolete inventory of $1,375,000 and increase in material cost associated with our first generation LED fixtures in response to an evolving and more competitive marketplace as well as to an increase in associated cost of goods sold.

Expenses

Total operating expenses increased 25%, to $7,494,735 in fiscal year 2013 compared to $5,978,105 in 2012. The major categories of expense for the Company are discussed individually below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2013 and 2012 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $130,597 for the year ended December 31, 2013, compared to $252,716 for the year ending December 31, 2012, a decrease of $122,119 or 48%. Product development expenses in 2013 represented continuing the refining of existing designs and development of aimed optics, the next generation cobra head and shoebox products

Management expects to continue to support the development, reengineering, and building its current patent portfolio. After the first quarter of 2014, management expects product development costs to decrease until the Company formalizes the product development plan as a result of the restructuring. Management expects this to be completed by the end of the second quarter or beginning of the third quarter.

General and Administrative

General and administrative expenses are the ordinary expenses of running the business, including overhead, managerial and professional salaries and occupancy expense. For the year ended December 31, 2013 the Company’s general and administrative expenses were $6,329,046, compared to $5,133,273 in the prior year, an increase of $1,195,773 or 23%. Notable increases included compensation and benefits, $789,103, Professional Fees (which include legal and consulting fees incurred for the filing of patents), $80,118, Rental Expense, $257,096 (including $203,401 of expense related to options granted to the current landlord in July 2013), Bad Debt Expense, $547,036 with the majority of the expense related to the bad debt reserve of the Affineon receivable which the Board is reviewing to determine a course of action in 2014, and Information Technology Expenses $55,156. Notable decreases relate to $325,451 related to the issuance of stock and stock options issued to employees and consultants, and $398,521 Consulting Fees.

Management expects with the restructuring of the company’s operations and continued focus on supporting the Company’s patents, the general and administrative expenses will significantly decrease after the first quarter of 2014. Restructuring will significantly reduce rent, compensation and benefits, bad debt expense and information technology expenses and continue the decrease in stock based compensation. Management expects consulting fees and professional fees to remain significant in 2014.

Marketing & Sales

Marketing & Sales expenses totaled $1,035,092 in fiscal year 2013, as compared to $592,116 in fiscal year 2012, representing an increase of $442,976 or 75%. The increase reflects the company’s efforts to continue to support the brand of the company and position it more effectively in the marketplace. Included in this category are tradeshow expenses and related travel, lodging, meals and entertainment expenses to market the product both domestically in the United States and Internationally.

With the relationships developed, management expects marketing and sales expenses to reduce after the first quarter of 2014. Due to the restructuring of the company and continued focus on developing and supporting the Company’s patents, management expects to minimize expenses related to tradeshows and related travel expenses. Management continues to support the branding of its products, Company and marketing of its patents to the marketplace.

Research and Development

The Company did not incur any research and development expenses in 2013 or 2012.

Other Income and Expenses

Other income and expense reflects interests costs (net of interest income), including derivatives and impairment costs, as discussed below:

Interest expense for the year ended December 31, 2013 was $4,064,292 compared to $420,439 for the year ended December 31, 2012.Interest expense resulted from debt increase in 2013 and accretion of debt discounts compared to 2012 as the Company conducted a capital raise in the form of a debt instrument through a private placement. The company also increased its borrowings and related interest expense associated with borrowings on a credit facility. In addition, $2,815,194 was charged to interest expense for options issued in connection with financing agreements and a debt inducement discount of $400,000 was accreted and charged to interest expense.

The derivative gain of $1,805,030 related to changes in the fair value of the warrants issued with certain debt agreements.

In addition, the Company incurred an impairment expense of property and equipment of $240,000 in 2013 as the Company starts to restructure the Company’s operations.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2013, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations. For recent financing activities, see “Subsequent Events” below and Note P to the Financial Statements included elsewhere herein.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity, lines of credit, and debentures. As of December 31, 2013, we had $16,120 in cash and cash equivalents. We had receivables of $338,361 and inventory of $732,145 net of the reserve for obsolescence. Our current liabilities were $5,398,044.

Our business cycle is working capital intensive. The sales cycle can be several months or longer and sales are not invoiced until the product has been built and shipped, requiring all cost of goods, and in some cases sales commissions, to be incurred prior to payment on an order. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. As discussed in “Subsequent Events” below and Note P to the Financial Statements, we have two lines of credit with a total borrowing capacity of $2.75 million, $2 million of which was provided in cash to the Company and can be used for working capital purposes while the other $750,000 facility is available upon request for specific customer purchase orders pursuant to certain conditions. As of December 31, 2013, the Company had drawn an aggregate of $2,757,952 and had no remaining available balance.

Management intends to continue to finance operations through debt and equity as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

The company received $4,401,134 through it financing activities. These included $674,885 from its credit facilities as discussed above, $3,376,249 from private placement proceeds and $350,000 from convertible debt.

As noted below, the Company accepted proceeds from the sale of notes payable through a private placement in the aggregate amount of $3,376,249 in 2013.

As noted below, the Company received proceeds from the sale of convertible debentures of $350,000 in 2013.

The Company uses contract manufacturers to produce its products and therefore does not have significant capital expenditures at this time.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 totaled $5,859,960 as compared to $2,993,531 in the year ended December 31, 2012, an increase of 96%.

Investing Activities

Net cash used in investing for the year ended December 31, 2012 was $167,518 as compared to $66,578 in the year ended December 31, 2012, an increase of 152%. The investing activity related to acquisition of property and equipment to support company operations.

Financing Activities

Our net cash raised in financing activities for the fiscal year ended December 31, 2013 of $4,401,134 compared to December 31, 2012 was $4,466,695, a decrease of $65,561. In 2013, the decrease in financing activities resulted from $674,885 resulted from proceeds from a Lines of Credit compared to $2,075,414 in 2012, $3,376,249 resulted from proceeds from notes payable related to private placement compared to $108,719 repayments in 2012 and $350,000 proceeds related to convertible debentures with no proceeds or repayments in 2012. In 2013, there were no proceeds received related to stock issued for cash in 2013 as compared to the $2,500,000 received in 2012.

Cash Requirements

As of December 31, 2013, we had $16,120 in cash and cash equivalents compared to $1,642,464 as of December 31, 2012, a decrease of $1,626,344 or 99%. As discussed below, this is not adequate to maintain the Company’s current level of operations through December 31, 2014. See “Subsequent Events” below and Note P to the Financial Statements included herein.

Subsequent Events

On January 1, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities representing an aggregate of $2,308,842 in principal and accrued interest, and PPM Warrants to acquire an aggregate of 99,665,910 shares of common stock for 8% Secured Convertible Promissory Notes (the "PPM #2") with a face value of $2,080,237. The PPM #2 securities mature three years from the date of issuance and are convertible into shares of common stock at a conversion price of $0.01 per share subject to the Company increasing its authorized shares of common stock.  Interest is due and payable on the maturity date.  The PPM #2 securities are secured by assets of the Company and can be prepaid in whole or in part at any time without the consent of the holder.

The Company considered whether the exchange of the PPM #1 Notes and PPM Warrants was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the PPM #1 Notes prior to restructuring. ASC 470 requires that the effects of any sweeteners be considered when determining the cash flows for the restructured debt.  As such, the fair value of the cancelled PPM Warrants of approximately $572,000 was considered when determining whether a concession had been granted.  Because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring, no gain or loss was recognized and there was no adjustment to the carrying amount of the debt. Rather, the carrying amount of the debt will be used to calculate interest expense over the remaining term of the restructured debt so that any unamortized deferred costs from the original debt financing continue to be recognized as interest expense over the remaining term of the restructured debt. Subsequent to the restructuring, the effective interest rate on the debt is approximately 47%.

On January 1, 2014 the holders of two Convertible Promissory Notes issued in 2013 agreed to roll-over their principal and accrued interest of $170,042 into PPM #2 described above in Note L. The transaction was not considered a troubled debt restructuring because the borrower’s effective interest rate before the roll-over was less than the effective interest rate after the rollover. As such, the transaction was treated as a modification and the difference between the carrying amount of the original Convertible Promissory Notes of $170,042 and the fair value of the newly issued PPM #2 Notes was recorded as a gain on extinguishment of approximately $13,000.

On February 18, 2014, holders of 10% notes payable with an outstanding principal balance totaling $290,642 chose to roll their outstanding balances into PPM #2. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the 10% notes payable prior to the restructuring. No gain or loss was recognized because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring.

At present, Evolucia has reduced its personnel and staff in order to eliminate excess overhead and to refocus on the business’ core fundamentals: the protection and monetization of the Aimed Optics intellectual property and the commercialization and sale of the company’s core products that are manufactured through the partnership with Leader Electronics.  Based on the company’s performance under his leadership, the Board accepted Mel Interiano’s resignation in April 2014; and the company has employed Thomas Seifert as Interim CEO.

During the period ended March 31, 2014, the Company issued 7,412,057 shares to employees as compensation. The employees agreed to certain deferred compensation arrangements and upon the availability of S-8 stock, the Company issued 7,412,057 shares.

During the period ended March 31, 2014, the Company issued 8,016,541 shares to former employees to settle unpaid compensation.

During the period ended March 31, 2014, the Company issued 81,062,535 shares to several consultants for services.

During the period ended March 31, 2014, the Company issued 2,020,000 shares to a note holder to satisfy the outstanding debt.

During the period ended March 31, 2014, 10,000,000 shares were returned to the Company for no consideration and were cancelled.

During the period ended March 31, 2014, the Company issued 18,500,000 stock options to two consultants. The options have exercise price of $0.01, vest immediately and expire five years from the date of issuance.

During the period ended March 31, 2014, the Company issued 12,675,000 stock options to one employee. The options have exercise prices of $0.004, vest immediately and expire five years from the date of issuance.

During the period ended March 31, 2014, the Company received $50,000 proceeds from PPM#2 described in Note L above.

The lines of credits as noted in Note M above have been extended for one year to February 2015 with all other terms remaining the same.

During the period ended March 31, 2014, a private investor, shareholder and director provided additional advances of $523,648. The Company entered into four Promissory notes related to these in addition to the $560,000 advances made in 2013 and $100,000 advances related to the line of credit. The Company entered into two Promissory Notes on January 7, 2014 for $593,062 and $500,000; a third Promissory Note was agreed to on March 18, 2014 in the amount of $60,000; and a fourth Promissory Note was agreed to on March 31, 2014 in the amount of $63,648. Each of these Promissory Notes bear interest at 12.5% and mature one year from date of agreement.

During the period ended March 31, 2014, a second private investor, shareholder and director provided additional advances of $102,500. The Company entered into a Promissory note related to $35,000 of these advance in 2014 combined with $10,000 advances in 2013 on March 14, 2014 in the amount of $45,000. The Promissory Note bear interest at 12.5% and mature one year from date of agreement.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges, the valuation of derivatives and the valuation of inventory reserves.

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

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at December 31, 2013, we believe we have adequate resources, such as our credit facilities and the potential proceeds from a private placement during 2014 to meet our operating commitments in 2014. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are the names and certain other information regarding individuals who are currently serving as and those who served as directors and executive officers during fiscal year 2013.

Name	Age	Position
Thomas Seifert	42	Chief Executive Officer and Chief Financial Officer

Mel Interiano	41	Former Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Thomas A. Siegfried	61	Director
Burton “Skip” Sack	76	Director
Francis Santiago	66	Director

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

Background of Directors and Executive Officers

Thomas Seifert has more than 15 years of general management, global operations and financial management expertise. Since January 2006 to present, Mr. Seifert has served as a principal of Rocky Mountain Advisors Corp. where he provides management and financial advisory services.  From 2007 to 2011, he served as Chief Financial Officer and a Board Member at World Surveillance Group where he was responsible for overseeing acquisitions, corporate strategy, treasury activities, tax planning, accounting, reporting, internal audit and investor relations.  Furthermore during 2011, Mr. Seifert served as Chief Financial Officer for Triad Communications Group, a company that provides wireless equipment installation and design and project management services and for GlobalNet Corporation, a public telecommunications company (1998 to 2005).

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

Thomas A. Siegfried is a former construction executive with 25 years of experience in the commercial and government sector, most recently as co-owner of Centennial Contractors Enterprises Inc. of Reston, Virginia, a nationally renowned construction company that manages large facilities and infrastructure at universities, municipalities and federal installations.

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

2013 Board Meetings

During the fiscal year ended December 31, 2013, the Board formally met on several occasions but no less than once per quarter and had no actions by unanimous written consent. All of the directors attended each of the meetings of the Board in 2013.

Board Committees

Audit Committee

We do not have a separate Audit Committee; rather, our board of directors performed the functions of an Audit Committee during 2013. These functions include recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2013. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2013, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders.

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

We entered into employment agreements with our Former Chief Executive Officer and Chairman of the Board and our Former Executive Vice President and Chief Financial Officer during the year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal year ended December 31, 2013 and the comparable period in 2012. For Mr. Buckland, the table includes compensation from January 1, 2012 through his last date of employment, January 19, 2012. For Ms. Meringer, the table includes compensation from January 1, 2012 through her last date of employment, April 3, 2012. For Mr. Hofer, the table includes compensation from January 1, 2012 through his last date of employment, May 31, 2012. For Mr. Rockwood, the table includes compensation from September 13, 2012 through November 30, 2013.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total $
Mel Interiano, Former CEO & Chairman	2013 2012	$248,333 $225,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$60,000 -0-	$28,206 $24,016	$336,539 $249,016

Charles Rockwood, Former EVP & CFO	2013 2012	-0- $46,000	-0- $8,500	-0- -0-	-0- -0-	-0- -0-	$20,984 -0-	$12,694 $5,633	$33,678 $60,133

Art Buckland, Former CEO	2013 2012	-0- $38,909	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- $38,909

Patricia Meringer, Former Director	2013 2012	-0- $40,125	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- $40,125

Erich Hofer, Former Interim CEO/CFO, Director	2013 2012	-0- $56,250	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- $65,250

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the registrant's last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Former CEO Mel Interiano	--0-	25,000,0000	-0-	$0.018	3/22/2022	25,000,000	-0-	-0-	-0-

Former EVP& CFO Charles Rockwood	-0-	15,000,000	-0-	$0.035	9/13/22	15,000,000	-0-	-0-	-0-

None of our executive officers exercised any stock option or stock-based incentive during 2013. The following table sets forth in tabular form information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for each of the named executive officers on an aggregated basis, as required by SEC regulations:

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

During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned.

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

On October 29, 2013, Charles B. Rockwood resigned as the Executive Vice President and Chief Financial Officer of the Company for personal reasons. The Company and Mr. Rockwood entered an Agreement whereby the parties were released from all obligations and liabilities and pursuant to which Mr. Rockwood will continue to provide services to the Company on a consulting basis through November 30, 2013 and be available for limited consultation through March 30, 2014. The Company has agreed to allow Mr. Rockwood’s option to vest with respect to 8,125,000 shares of common stock, which are exercisable for $0.02 per share.

On April 24, 2014, the Company entered into an employment agreement with Thomas Seifert pursuant to which Mr. Seifert agreed to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer of the Company. The Company is presently in search of a permanent Chief Executive Officer and Chief Financial Officer.

Mr. Seifert’s term of employment with the Company will be for three months on an at-will basis. Either Mr. Seifert or the Company may terminate the employment relationship at any time without notice or cause.  In consideration for Mr. Seifert’s services as Interim Chief Executive Officer and Interim Chief Financial Officer, the Company shall compensate Mr. Seifert a monthly salary of $6,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Evolucia Common Stock of Principal Stockholders, Directors and Management

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of May 14, 2014 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)
Thomas Seifert ** 7040 Professional Parkway East Sarasota, Florida 34240	Common Stock	-0-	0.00%

Mel Interiano ** 7040 Professional Parkway East Sarasota, Florida 34240	Common Stock	75,000,000 (3)	5.54%

Thomas A. Siegfried ** 7040 Professional Parkway East Sarasota, Florida 34240	Common Stock	199,794,048 (4)	14.75%

Francis Santiago** 7040 Professional Parkway East Sarasota, Florida 34240	Common Stock	12,395,542 (5)	*%

Skip Sack** 7040 Professional Parkway East Sarasota, Florida 34240	Common Stock	83,227,710 (6)	6.14%

Charles Rockwood** 7040 Professional Parkway East Sarasota, Florida 34240	Common Stock	8,125,000 (7)	*%

All Officers and Directors As a Group (5 persons)	Common Stock	378,542,300	27.94%
* Less than 1%.
** Executive officer and/or director.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 14, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 1,354,969,085 shares of common stock issued and outstanding as of May 14, 2014.

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

(4)
Includes (i) 62,794,048 shares of common stock held directly by two family trusts, (ii) a non-statutory stock option to acquire 5,000,000 shares of common stock, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter, (iii) a common stock purchase warrant to acquire 107,000,000 shares, and (iv) a common stock purchase warrant to acquire 25,000,000 shares of common.

(5)
Includes (i) 5,000,000 shares of common stock (ii) a non-statutory stock option to acquire 5,000,000 shares of common stock, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter, and (iii) a common stock purchase warrant to acquire 2,395,542 shares of common stock.

(6)
Includes (i) 20,000,000 shares of common stock, (ii) a non-statutory stock option to acquire 5,000,000 shares of common stock, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter, (iii) a non-statutory stock option to acquire 6,250,000 shares of common stock, of which 25% shall vest one year from the date of grant and 8.33% shall vest during the nine quarters thereafter , (iv) a common stock purchase warrant to acquire 11,977,710 shares of common stock, and (v) a common stock purchase warrant to acquire 40,000,000 shares of common stock.

(7)	Represents a common stock purchase warrant to acquire 8,125,000 shares.

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

During the second quarter of 2012, the Company and its Former CEO entered into an employment agreement effective March 22, 2012 whereby he was granted Common Stock Purchase Warrant (the “Warrant”) to purchase 25,000,000 shares (the “Warrant Shares”) of the Company’s common stock.  The exercise price for the Warrant is $0.0179.  The Warrant will vest in four equal installments on a yearly basis with the intended 6,250,000 Warrant Shares vesting one year from the Effective Date then continuing thereafter at the same rate.  The Company and VM5 Ventures LLC (“VM5”), a company owned by the CEO, entered into a Termination and Settlement Agreement whereby the Company and the CEO amended the Nonstatutory Stock Option Agreement entered into between the Company and the CEO on January 31, 2012, whereby the option will vest as to 25% of the shares if the Company’s top line revenue has increased by $10 million.  The option was to vest as to the remaining 75% of the shares in increments of 25% of the shares each time the Company’s top line revenue increases by at least $10 million.

During the third quarter of 2012, the Company entered into an employment agreement with its Former Executive Vice President and Chief Financial Officer of the Company whereby the executive was granted Common Stock Option (the “Option”) to purchase 15,000,000 shares (the “Option Shares”) of the Company’s common stock.  The exercise price for the Option is $0.035.  The Option was to vest in two equal installments on a yearly basis with 7,500,000 Option Shares vesting one year and two years from the effective date

During the first quarter of 2013, a Director of the Company (“Lender”) provided $2.0 million to the Company on April 1, 2012 for the sole purpose of providing a purchase order financing line of credit.  The purchase order line may be drawn to purchase components for orders of the Company’s products approved by the Lender. The Company and the Director also entered into a letter agreement whereby the Company will be entitled to utilize the proceeds for working capital purposes in addition to specific purchase orders.  In consideration for providing such working capital, the Company issued the Director a common stock purchase warrant to acquire 107 million shares of common stock at an exercise price of $0.025 per share for a period of five years.  In addition, the Company and the Director entered into a Security Agreement pursuant to which the Company granted the Director a security interest in the asset(s) underlying each purchase order.

Additionally, on August 24, 2012, the Company and another Director of the Company, provided a purchase order line of credit of $250,000, which was increased to $750,000 on February 27, 2013. In consideration for providing such capital, the Company issued the Director a common stock purchase warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.025 per share for a period of five years.  The Company and the Director entered into a Security Agreement pursuant to which the Company granted to the Director a security interest in the asset(s) underlying each purchase order.

During the period ended March 31, 2014, a private investor, shareholder and director provided additional advances of $523,648. The Company entered into four Promissory notes related to these in addition to the $560,000 advances made in 2013 and $100,000 advances related to the line of credit. The Company entered into two Promissory Notes on January 7, 2014 for $593,062 and $500,000; a third Promissory Note was agreed to on March 18, 2014 in the amount of $60,000; and a fourth Promissory Note was agreed to on March 31, 2014 in the amount of $63,648. Each of these Promissory Notes bear interest at 12.5% and mature one year from date of agreement.

During the period ended March 31, 2014, a second private investor, shareholder and director provided additional advances of $102,500. The Company entered into a Promissory note related to $35,000 of these advance in 2014 combined with $10,000 advances in 2013 on March 14, 2014 in the amount of $45,000. The Promissory Note bear interest at 12.5% and mature one year from date of agreement.,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. Kingery & Crouse, P.A. has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by Kingery & Crouse, P.A. are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from Kingery & Crouse, P.A. that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by Kingery & Crouse, P.A. are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired Kingery & Crouse, P.A.’s status as our Independent Registered Public Accounting Firm.

Audit Fees

Our principal accountant, Kingery & Crouse, P.A., rendered services audit and other services to us during the fiscal periods indicated for the fees listed:

	Fiscal year ended	Fiscal year ended
	December 31, 2013	December 31, 2012

Audit fees	$85,200	$46,705
Non-Audit-related fees	Nil	$24,475
Tax fees	Nil	$7,935
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

The Non audit related fees relate to the audit of an entity the Company was considering acquiring.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	Bylaws (3)

3.7	Articles of Merger filed pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.6	Form of Subscription Agreement by and between Evolucia Inc. and Accredited Investors (23)

4.7	Form of 14% Callable Promissory Note (23)

4.8	Form of Warrant (23)

4.9	Form of Security Agreement (23)

4.10	Promissory Note dated November 26, 2013 issued to Sack Family Investment Fund, LLC (25)

4.11	Common Stock Purchase Warrant dated November 26, 2013 issued to Sack Family Investment Fund, LLC (25)

4.12	2013 Flexible Incentive Stock Plan (26)

4.13	Form of Conversion Agreement – Replacement Notes (27)

4.14	Form of Convertible Promissory Note – Replacement Notes(27)

4.15	Form of Security Agreement – Replacement Notes(27)

4.16	Form of Securities Purchase Agreement – New Notes(27)

4.17	Form of Convertible Promissory Note – New Notes(27)

4.18	Form of Security Agreement – New Notes(27)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated June 15, 2009 (9)

10.10	Form of Security Agreement dated June 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated June 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated June 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013 (15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between Sunovia Energy Technologies, Inc. and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between Sunovia Energy Technologies, Inc. and VM5 Ventures LLC dated June 4, 2012 (16)

10.25	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.26	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.27	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.28	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.29	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

10.30	Settlement Agreement and General Release by and between Evolucia Inc., on one hand, and Arthur Buckland, individually, and as custodian for Marc Buckland and Eunice Buckland on the other hand (24)

10.31	Evolucia, Inc. 2013 Incentive Stock Plan (22)

10.32	Employment Agreement by and between Evolucia Inc. and Thomas Seifert dated April 24, 2014 (28)

31.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 80K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2011.

(15)	Incorporated by reference to the Current Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

(22)	Incorporated by reference to the Current Report on Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 25, 2013.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

(24)	Incorporated by reference to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

(25)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

(26)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 30, 2014.

(27)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

(28)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2014.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLUCIA INC.

Date: May 22, 2014	By:	/s/ THOMAS SEIFERT
Thomas Seifert
Chief Executive Officer Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/THOMAS SEIFERT	Chief Executive Officer and Chief Financial Officer	May 22, 2014
Thomas Seifert	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/BURTON SACK	Director	May 22, 2014
Burton Sack

/s/THOMAS A. SIEGFRIED	Director	May 22, 2014
Thomas A. Siegfried /s/ FRANCIS SANTIAGO	Director	May 22, 2014
Francis Santiago

To The Board of Directors and Stockholders
Evolucia, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Evolucia, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and of cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolucia, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
May 22, 2014

Evolucia, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$16,120	$1,642,464
Accounts receivable, net	338,361	112,982
Inventory	732,145	1,280,072
Prepaid expenses and other current assets	38,198	59,596
Total current assets	1,124,824	3,095,114

Property and equipment, at cost, net of
accumulated depreciation of $126,719 and $641,491	137,395	113,585

Other assets:
Deposits and other assets	89,013	190,607

	$1,351,232	$3,399,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$2,843,402	$1,404,751
Convertible notes payable	50,000	550,000
Lines of credit, affiliates	-	83,067
Deferred revenue	1,000,000	1,000,000
Liability for over commitment of common shares	840,000	-
Current portion of notes payable, net of debt discount	664,642	563,968

Total current liabilities	5,398,044	3,601,786

Derivative liabilities	1,305,298	-
Convertible notes payable, long term portion	450,000	-
Notes payable, long term portion, net of debt discount	1,344,431	-
Lines of credit, affiliates, long term portion	2,757,952	2,000,000
	11,255,725	5,601,786

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value,
1,500,000,000 shares authorized,
1,266,457,952 and 1,197,770,827
shares issued and outstanding	1,266,458	1,197,771
Additional paid-in capital	90,922,742	87,054,357
Accumulated (deficit)	(102,059,218)	(90,420,133)
	(9,870,018)	(2,168,005)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(9,904,493)	(2,202,480)
	$1,351,232	$3,399,306

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2013	2012

Sales	$2,011,267	$2,742,587

Cost of sales	3,656,355	2,922,339

Gross profit (loss)	(1,645,088)	(179,752)

Operating expenses:
Selling, general and administrative expenses	7,494,735	5,978,105
	7,494,735	5,978,105

Loss from operations	(9,139,823)	(6,157,857)

Other (Income) expense:
Change in fair value of derivative instruments, net	(1,805,030)	-
Impairment of property and equipment	240,000	-
Interest expense, net	4,064,292	420,439
Total other expenses	2,499,262	420,439

Loss before income taxes	(11,639,085)	(6,578,296)
Income taxes	-	-
Net loss	$(11,639,085)	$(6,578,296)

Per share information basic and diluted:
Loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	1,226,061,211	1,062,602,534

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years December 31, 2013 and 2012

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance December 31, 2011	884,694,803	$884,695	$81,587,657	$(83,841,837)	$(34,475)	$(1,403,960)

Shares issued for debenture conversion	45,000,000	45,000	405,000	-	-	450,000
Shares cancelled	(300,000)	(300)	300	-	-	-
Debt inducement	-	-	300,000	-	-	300,000
Shares issued for cash	250,000,081	250,000	2,250,000	-	-	2,500,000
Shares issued for services	5,875,943	5,876	189,630	-	-	195,506
Stock options and warrants granted for services	-	-	1,684,270	-	-	1,684,270
Shares issued for deferred revenue	12,500,000	12,500	(12,500)	-	-	-
Common stock redemption	-	-	650,000	-	-	650,000
Net (loss) for the year	-	-	-	(6,578,296)	-	(6,578,296)
Balance December 31, 2012	1,197,770,827	1,197,771	87,054,357	(90,420,133)	(34,475)	(2,202,480)
Shares issued for debenture conversion	12,702,740	12,703	114,325	-	-	127,028
Shares issued for services	55,984,385	55,984	1,002,054	-	-	1,058,038
Stock options issued for services and expenses	-	-	693,812	-	-	693,812
Stock options issued for interest	-	-	2,815,194	-	-	2,815,194
Liability for over commitment of common shares	-	-	(840,000)	-	-	(840,000)
Debt inducement	-	-	83,000	-	-	83,000
Net (loss) for the year	-	-	-	(11,639,085)	-	(11,639,085)
Balance December 31, 2013	1,266,457,952	$1,266,458	$90,922,742	$(102,059,218)	$(34,475)	$(9,904,493)

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,639,085)	$(6,578,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,656	45,018
Provision for bad debts	599,842	21,388
Non cash stock charges and accretion of debt discount	4,967,044	1,879,776
Debenture inducement expenses	83,000	300,000
Interest added on line of credit	284,684	7,653
Derivative (gain)	(1,805,030)	-
Impairment of investment	-	100,000
Loss on disposal and impairment of property and equipment	246,269	-
Provision for inventory obsolescence	1,375,000	-
Changes in assets and liabilities:
Accounts receivable	(225,379)	274,694
Inventory	(827,073)	(719,334)
Prepaid expenses and other current assets	21,398	8,062
Other assets	(498,248)	(167,599)
Deferred revenue	-	1,000,000
Accounts payable and accrued expenses	1,496,962	835,107
Total adjustments	5,779,125	3,584,765
Net cash (used in) operating activities	(5,859,960)	(2,993,531)

Cash flows from investing activities:
Acquisition of property and equipment	(167,518)	(66,578)
Net cash (used in) investing activities	(167,518)	(66,578)

Cash flows from financing activities:
Common shares issued for cash	-	2,500,000
Proceeds from lines of credit, net	674,885	2,075,414
Proceeds from (Repayment) on notes payable	3,376,249	(108,719)
Proceeds from convertible debentures, net	350,000	-
Net cash provided by financing activities	4,401,134	4,466,695

Increase (decrease) in cash and cash equivalents	(1,626,344)	1,406,586
Cash and cash equivalents, beginning of year	1,642,464	235,878
Cash and cash equivalents, end of year	$16,120	$1,642,464

Supplemental cash flow information:
Cash paid for interest	$66,565	$80,344
Cash paid for income taxes	$-	$-
Non cash investing and financing activities
Issuance of common shares in satisfaction of convertible debentures	$127,028	$450,000
Write off of common stock redemption liability	$-	$650,000
Cancellation of common shares	$-	$300
Issuance of common shares related to deferred revenue	$-	$12,500
Refinancing of debt	$380,237	-

See the accompanying notes to the consolidated financial statements.

EVOLUCIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature, and Continuance of Operations

Evolucia Inc. (“Evolucia”, the “Company”, “we”, “our”, “us”) was formed in 2007 through a reverse merger whereby the Company acquired Sun Energy Solar, Inc., our accounting predecessor, which developed energy-efficient technologies in solar energy and infrared. The Company has exited the solar and infrared businesses. The Company’s solar subsidiary, Sunovia Solar, Inc. has not had operations since June 2010 and is not anticipated to have operations in the foreseeable future.

Evolucia is in the business of designing, manufacturing, marketing and distributing light emitting diode (LED) lighting fixtures.  Evolucia also maintains a portfolio of various LED lighting patents.  Our business focuses primarily on the design and development of our patented Aimed LED Lighting™ technology that demonstrates that less overall light is needed if the light is correctly focused on the target area.

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

We also continue developing and reengineering our patents.  We have identified the need to continue to reduce costs to be able to offer a competitive product to our customers.  This requires an ongoing review of our patents and how to improve the technology and costs associated with the product.  We have also recently engaged DLA Piper to assist the Company in maximizing our licensing revenues as well as protecting our intellectual property.

U
Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our inventory allowances, our deferred income tax assets, derivative financial instruments and stock based compensation.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

Cash Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.  The Company maintains cash and cash equivalents in deposit accounts principally with two financial institutions located in the United States.  Management does not believe the Company is exposed to significant risks on such accounts; however, at times these deposits may exceed federally insured limits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.  At December 31, 2013, substantially all of the Company’s cash was on deposit at a single financial institution.

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

The Company determined an allowance for uncollectible accounts was not required at December 31, 2013 and 2012.

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

At December 31, 2013, the Company determined that its leasehold improvements with a carrying value of $240,000 were impaired due to the uncertainty of the status of its lease (see Note D).

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as they are incurred. Advertising costs charged to expense for the years ended December 31, 2013 and 2012 totaled $18,260 and $43,035.

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

U
Income Taxes (Benefits)

We compute income taxes in accordance with ASC Topic 740, Income Taxes.  Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.   Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We follow the guidance in ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Loss Per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.   Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  Common stock equivalents that are anti-dilutive are excluded. The total number of shares not included in the calculation at December 31, 2013 and 2012, because they were anti-dilutive, was 518,519,327 and 199,626,660.

Inventory

Inventory consists of various electronic and other components used in the assembly of LED lighting fixtures.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Inventory consists of the following:
	2013	2012
Materials and components	$2,107,145	$1,280,072
Inventory reserve	(1,375,000)	-
	$732,145	$1,280,072

At December 31, 2013, the Company established a reserve of $1,375,000 for the possible effects of the Company’s restructuring of its operations.

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

The Warrants issued in our 2013 private placement and in conjunction with our October 28, 2013 financing are classified within Level 3 of the fair value hierarchy as they are valued using unobservable inputs including significant assumptions of the Company and other market participants.  Significant unobservable inputs used in the fair value measurement of the Warrants included the probability that the Warrant holders will exercise their put option and require the Company to redeem the Warrants for cash and an estimate of the put price if the Warrant holder exercises their put option.  Generally an increase (decrease) in the probability of the put option being exercised or the estimated put price would result in a higher (lower) fair value measurement. Changes in the fair value of derivative warrants are reported as “Change in fair value of derivative instruments, net" in the accompanying consolidated statements of operations.

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 is as follows:

Beginning balance, January 1, 2013	$--
Derivative warrant issuances from 2013 private placement	3,090,325
Derivative warrants issued with October 28, 2013 promissory note	504,000
Total (gains) or losses included in earnings (1)	(2,289,027)
Ending balance, December 31, 2013	$1,305,298

(1)
Day-one derivative loss	$483,997
Change in fair value during the period	(2,289,027)
Change in fair value of derivatives instruments, net	$(1,805,030)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and notes and debentures payable, are carried at cost, which approximates their fair value due to the relatively short maturity of these instruments.

The carrying value of the Company’s long-term debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

NOTE B – LIQUIDITY AND GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $11,639,085 and $6,578,296 during 2013 and 2012, and have working capital and stockholder deficits of $4,273,220 and $9,904,493 at December 31, 2013.

Management intends to continue to finance operations through debt and equity as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

The Company's net deferred tax asset as of December 31, 2013 and 2012 was as follows:
	2013	2012
Deferred tax asset
Net operating loss carry forward	$49,300,000	$45,100,000
Deferred tax asset	16,800,000	15,300,000
Valuation allowance	(16,800,000)	(15,300,000)
Net deferred tax asset	$-	$-

 A reconciliation of the provision (benefit) for income taxes to income taxes at the statutory rate is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Federal income tax (benefit) at statutory rate	$(1,430,000)	$(1,450,000)
State tax (benefit)	(210,000)	(210,000)
Valuation allowance	1,640,000	1,660,000

Provision (benefit) for income taxes	$-	$-

The Company has reserved the entire balance of the loss carry forward at December 31, 2013, as it is unable to project whether it will be able to utilize the carry forward. The principal difference between the loss for book purposes and the net operating loss carry forward results primarily from stock compensation, derivatives and other non-cash items. The change in the valuation allowance was $1,500,000 during the year ended December 31, 2013.

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2013. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2008.

As of December 31, 2010, the Company requested a change in its tax year end from July 31 to December 31. The request was denied by the Internal Revenue Service because the request was not filed timely. The Company filed returns for the short period ended December 31, 2010 and the year ended December 31, 2011. The Internal Revenue Service has rejected these returns and requested that the Company file returns for the years ended July 31, 2011 through 2013. At this time, the Company has not filed these returns.

NOTE D - PROPERTY AND EQUIPMENT, NET

At December 31, 2013 and 2012, property and equipment consisted of the following:
	2013	2012
Computer equipment	$118,813	$304,845
Tooling	-	283,706
Furniture and fixtures	145,301	101,847
Leasehold improvements	-	64,678
	264,114	755,076
Less: accumulated depreciation	(126,719)	(641,491)

Property and equipment	$137,395	$113,585

At December 31, 2013 property and equipment with a cost basis of approximately $520,000 and a carrying value of approximately $240,000 was impaired and fully depreciated equipment with a cost basis of approximately $294,000 was written off.

Total depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $60,656 and $45,018.

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

During 2012, the Company issued 250,000,081 shares of its common stock for cash aggregating $2,500,000.

During 2012, the Company issued 45,000,000 shares of its common stock for the conversion of $450,000 of the principal balance of convertible notes.

During 2012, the Company issued 5,875,943 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock at the time the services were agreed to of $195,506, which was charged to operations. In addition, 300,000 common shares were returned to the Company for no consideration and cancelled.

During 2012, the Company issued 12,500,000 shares of its common stock pursuant to a manufacturing, development and investment agreement.

During 2013, the Company issued 12,702,740 shares of its common stock for the conversion of $127,028 of the principal and accrued interest balance of convertible notes.

During 2013, the Company issued 55,984,385 shares of its common stock for services. These shares were valued at the trading price of the Company’s common stock at the time the services were agreed to of $1,058,038, which was charged to operations.

Shares of common stock issued for services are valued at the trading price of the Company’s common stock at the time the services are agreed to.

At December 31, 2013, the Company’s outstanding common shares and its commitments to issue common shares, excluding warrants valued as derivative obligations, exceeded the number of common shares authorized by approximately 95,000,000 shares. The fair value of these shares of $840,000 based on the closing price as of December 31, 2013 has been reclassified to a liability at December 31, 2013.

NOTE F - RENTAL AND LEASE INFORMATION

Operating Leases

The Company leased office space and warehouse facilities in Sarasota, Florida under an operating lease for a period of sixty six months, commencing on April 14, 2010.  The base rent over the term is $497,346.  The company is responsible for all taxes, insurance and utility expenses associated with the leased property.  On October 28, 2012, the Company completely vacated this property because of mold problems. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual has been recorded for this contingency at December 31, 2013.

Effective July 1, 2013, the Company entered into a lease for office, manufacturing and warehouse facilities. The lease is for a period of six years and requires future minimum lease payments as follows for the years ending December 31:

2014	$195,065
2015	644,555
2016	721,197
2017	701,443
2018	780,948
2019	388,834
$3,432,042

Rental expense for the year ended December 31, 2013 and 2012 totaled $398,306 (including the fair value of the 12,000,000 options issued to the landlord as discussed in Note J).

The Company has received a notice of violation from its landlord related to its new facility for non-payment of rent. The landlord is a shareholder and the Company is attempting to resolve the default of which there can be no assurance.  As of the date of the financial statements, the landlord has not made a demand for the payment of the agreed past due rent or for acceleration of the lease.

NOTE G - RETIREMENT PLAN

The Company sponsors a 401(k) plan, which allows all eligible employees to contribute a percentage of their salary and receive a matching contribution from the Company which cannot exceed certain maximum defined limitations.  The total retirement plan expense for the years ended December 31, 2013 and 2012 was $12,018 and $10,004.

NOTE H - COMMITMENTS AND CONTINGENCIES

Manufacturing, development and investment agreement

LEI

On July 12, 2012 (the “Effective Date”), the Company entered into a manufacturing, development and investment agreement with Leader Electronics, Inc. (“LEI”). See also Note P.

Pursuant to the agreement, LEI will (i) collaborate in the next generation design of the Products, (ii) design and implement LEI power supplies into the Products as provided in the Specifications, (iii) invest $1,000,000 in the Company, (iv) lease for the Company’s use equipment representing a value of $2,000,000 which will include manufacturing, test and product equipment and tooling mentioned below to be more specifically identified by the parties, (v) manufacture the Products (A) at a 10% discount to the market rate against non-cancellable purchase orders from the Company for one year following the initial purchase orders and thereafter at a 5% discount to the market rate until $8,000,000 in discounts have been earned by the Company and (B) provide working capital to manufacture all Products with net payment terms of 45 days, (vi) LEI will acquire all needed tooling, and (vii) serve as an exclusive distributor for the Asia Territory.

In addition, the Company will (i) appoint LEI as the exclusive manufacturer for the Products sold in the Asia Territory, (ii) appoint LEI as an exclusive distributor for the Asia Territory and (iii) provide non-cancellable and irrevocable stand-by Letters of Credit for the benefit of LEI prior to the shipment of Product or provide payment for the Product prior to shipment.

LEI purchased 12,500,000 shares of common stock (the “Shares”) of the Company for an aggregate purchase price of $1,000,000.  In the event the Company does not place orders for the Products within five years from the Effective Date (the “Order Date”), then LEI will entitled to sell to the Company the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that the Company has not ordered.  For example, in the event the Company has placed orders for 80% of the Products, then LEI will be entitled to sell back to the Company as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price will be $0.08.  LEI invested the $1,000,000 on July 20, 2012 and this investment has been classified as a liability in the Company’s financial statements because of the contingency related to the share repurchase agreement.

SETE

On March 20, 2013, the Company entered into a joint venture with Sunovia Energy Technologies Europe Sp. z o.o. (SETE), a Polish corporation which is unaffiliated with the Company. The agreement called for the payment of $11 million to Evolucia by August 31, 2013, which has not been received, in exchange for the manufacture and distribution rights to specified European markets.  Under the joint venture agreement, a new entity called Evolucia Europe Sp. z o.o. will be created, with Evolucia Inc. holding a 51% ownership share and SETE holding the remaining 49% ownership.  The joint venture agreement provides exclusive manufacturing rights to Evolucia Europe for the European markets. There is no assurance that the joint venture will be completed and there has been no activity to date. The $11 million payment has not been made and the Company is presently negotiating a resolution and/or restructuring with SETE.

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

Tony Frudakis, a former consultant, filed a Complaint against the Company in the Circuit Court of Sarasota County, Florida for breach of contract. During August 2012, the Company issued 1,042,000 shares of common stock to settle this matter. The fair value of the shares aggregated $41,680 which was charged to operations in 2012.

Through December 31, 2013, the Company made advances to Affineon Lighting aggregating $636,000 for Affineon to purchase inventory. These advances were to be repaid upon sale of Affineon’s products, however no amounts were repaid. The Company is attempting to collect the advances but has reserved the entire balance at December 31, 2013, which is included in Selling, General and Administrative expenses. In addition, the Company’s former Principal Accounting Officer has been appointed as the Principal Executive Officer at Affineon subsequent to his terminating his employment with the Company. The Company is uncertain as to what additional actions, if any, it will take against Affineon or its former Principal Accounting Officer.

The Company’s Board is reviewing certain vendors, financial obligations, stock based compensation arrangements and contractual obligations committed to by its former Principal Accounting Officer, former Chief Executive Officer and other former employees. The Company’s Board is uncertain as to what additional actions, if any, it will take.

The Company has determined that there may be instances where certain shares of common stock issued pursuant to a Form S-8 were issued in violation of certain provisions of the use of Form S-8. In addition, the Company has been informed by one of its note holders that $50,000 of proceeds received pursuant to a private placement were not authorized by the note holder to be released from escrow. The Company’s board is investigating these items.

NOTE I - RISKS AND UNCERTAINTIES

Our operating results may be affected by a number of factors.  The Company depends upon a number of major inventory and intellectual property suppliers.  Presently, the Company does not have formal arrangements with any supplier.  In the future, if the Company is unable to obtain satisfactory supplier relationships, or a critical supplier has operational problems, or cease making material available, operations could be adversely affected.

Concentrations

During the years ended December 31, 2013 and 2012, the Company had sales of $906,030 to one customer and sales aggregating $1,587,008 to three customers, respectively, which sales individually represented in excess of 10% of the Company’s total sales.

At December 31, 2013, approximately 63% of net accounts receivable was due from one customer and, at December 31, 2012, 60% of net accounts receivable was due from three customers.

NOTE J – STOCK OPTIONS

On May 1, 2008, the Company adopted the 2008 Incentive Stock Plan (“the Plan”) designed to retain directors, employees, executives and consultants and reward them for making major contributions to the success of the Company. The Plan was approved by the Company’s shareholders in November 2010. The following is a summary of the Plan and does not purport to be a complete description of all of its provisions.

The Plan is administered by the board of directors. The plan does not have any individual caps other than the limitation of granting incentive stock options to employees and the exercise of no more than $100,000 per year in fair market value of stock per year per employee. The Plan permits the grant of restricted stock and non-statutory options to participants where appropriate. The maximum number of shares issuable under the Plan is 30,000,000. The Plan will terminate ten years from the date it was adopted. The board of directors may, as permitted by law, modify the terms of any grants under the Plan, and also amend, suspend, or extend the Plan itself.

In addition, the Board is authorized to issue options outside of the plan.

During the year ended December 31, 2012, the Company granted options to employees, consultants and officers to purchase 168,704,248 common shares at exercise prices of $0.02 to $0.05 per share for periods of five to ten years and which vest over periods ranging from immediately to four years. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.0% to 2.0%, expected volatility of 120% and expected lives of one to ten years.  No dividends were assumed in the calculations. The fair value of the options aggregated $3,928,211 of which $1,578,578 was charged to operations during the year ended December 31, 2012. During the year ended December 31, 2012, an aggregate of $105,692 was charged to operations related to options granted during prior years.

During the year ended December 31, 2013, the Company granted options to employees, consultants and officers to purchase 29,650,000 common shares at exercise prices of $0.01 to $0.03 per share for a period of five to ten years and which vest over periods ranging from immediately to four years. In addition, the Company issued options to purchase 12,000,000 common shares at an exercise price of $0.025 per share for a period of ten years, vested immediately, to our current landlord. In addition the Company issued options to issuers of the Company’s lines of credit to purchase 113,250,000 common shares at exercise price of $0.025 per share for a period ten years, vested immediately. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.0% to 2.0%, expected volatility of 120% and expected lives of five to ten years.  No dividends were assumed in the calculations. The fair value of the options aggregated $3,577,932 of which $3,208,066 was charged to operations during the year ended December 31, 2013. During the year ended December 31, 2013, an aggregate of $300,940 was charged to operations related to options granted during prior years.

At December 31, 2013, there was an aggregate of $2,365,037 of unrecognized expense related to stock options that vest in future periods. A summary of stock options is as follows:
		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life
Options outstanding at January 1, 2012	110,172,412	$0.069	$
Options granted	168,704,248	$0.028
Options cancelled / exercised	(79,250,000)	$0.047
Outstanding at December 31, 2012	199,626,660	$0.031	$0.00	7.5 years
Options granted	154,900,000	$0.025
Options cancelled/exercised	(27,175,000)	$0.044
Outstanding at December 31, 2013	327,351,660	$0.027	$0.00	5.4 years

Exercisable at December 31, 2012	66,501,660	$0.038	$0.00	7.6 years
Exercisable at December 31, 2013	210,073,639	$0.028	$0.00	6.3 years

The unvested options at December 31, 2013 vest as follows:

Year	Number of Options
2014	27,952,500
2015	24,900,521
2016	12,575,000
2017	1,850,000
Performance based	50,000,000
Total	117,278,021

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2013 and 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2013 and 2012. This amount will fluctuate based on the fair market value of the Company’s stock. The fair value of the Company’s common stock on December 31, 2013 and 2012 was $0.02 and $0.01 per share respectively.

NOTE K – CONVERTIBLE NOTES PAYABLE
	2013	2012
9% convertible notes due July 2013 (in default)	$50,000	$550,000
8% convertible notes due December 2016	450,000	-
	500,000	550,000
Less current portion	(50,000)	(550,000)
	$450,000	$-

9% convertible notes

On June 10, 2011, the Company completed an offering to 10 existing shareholders of 9% convertible notes (the “Notes”), maturing on July 1, 2012, in the aggregate principal amount of $1,000,000. Interest on the Notes is payable on the earlier of the Notes’ conversion to common stock or the maturity date. The Notes were originally convertible at a conversion price of $0.06 per share. The Notes are secured by a lien on all of the assets of the Company.

During March and April 2012, holders of an aggregate of $900,000 in principal of the Notes restructured their Notes by extending the maturity date to July 1, 2013. In connection with that extension, each of these holders converted 50% of the principal amount of their Notes to common stock at $0.01 per share, which was the trading price of the shares on the conversion date. The Company modified the terms of all the remaining debt to allow conversion at $0.01 per share and to increase the interest rate to 10% per annum. The Company issued an aggregate of 45,000,000 shares of common stock to the holders of the Notes for the conversion of $450,000 of the principal to common stock. After conversion, $550,000 of the principal amount of the Notes remained outstanding. In connection with the modification and conversion of the Notes, the Company recorded a debt conversion inducement expense of $300,000, reflecting the cost of reducing the conversion price from $0.06 to $0.01 per share.

In 2013, $300,000 of the remaining Notes, together with accrued interest of $80,237, were converted into the offering of 14% notes payable described in note L below. A further $100,000 of the Notes were repaid in cash.  An additional $100,000 of the Notes, together with accrued interest thereon of $27,028, were converted into common shares which were valued at the current market price of $0.01 per share; the company issued 12,702,740 shares to convert the balance of $127,028 to common stock. In conjunction with this conversion the Company recorded a charge of $83,000 related to the reduction of the conversion price of the debt.

8% convertible notes

In October 2013, the Company began offering a maximum of $10,000,000 of 8% secured convertible notes on a best efforts basis. Each note is convertible by the holder at a conversion price of $0.01 per share, subject to the Company increasing its authorized shares of common stock to permit conversion. The notes bear interest at 8% per annum, payable at maturity in either cash or common stock, and are due 36 months from the issuance dates. The Notes are secured by the assets of the Company and may be prepaid in whole or in part at any time without the consent of the holder. Through December 31, 2013, the Company sold an aggregate of $450,000 pursuant to this private placement. As of December 31, 2013, interest expense of $3,496 was recorded related to these notes.

NOTE L – NOTES PAYABLE
	2013	2012

10% notes payable due July 2013 (in default)	$498,968	$563,968
14% notes due April, May and August 2016	3,155,187	-
- less debt discount	(2,671,398)	-
15% note due February 2015 due to an affiliate	560,000	-
Non-interest bearing advance from affiliate	10,000	-
15% demand notes payable to affiliate	96,779	-
9% note due April 2014 to a former officer	359,537	-
	2,009,073	563,968
Less: current portion	(664,642)	(563,968)
	$1,344,431	$-

10% notes payable

From December 2009 through December 2010, the Company borrowed an aggregate of $828,968 from certain shareholders. The borrowings were evidenced by notes which bear interest at 10% per annum and which were due between 12 months and 24 months from the date of issuance. During 2010, 2011 and 2012, $265,000 of the borrowings were repaid and $563,968 remained outstanding at December 31, 2012. In March 2012, the holders of the outstanding notes agreed to extend the due date of the notes to July 1, 2013. In 2013, a further $65,000 was repaid.  The outstanding balance as of December 31, 2013 was $498,968.

14% notes payable

On November 27, 2012, the Company initiated the sale of up to $5,000,000 of 14% Callable Promissory Notes (PPM #1 Notes) in a private placement memorandum (PPM) offering made pursuant to Regulation D to accredited investors only. The Notes are secured by the assets of the company, subject to the security interests of the 9% convertible notes (see note K) and the Purchase Order Lines of Credit (see note M).

The PPM #1 Notes were offered in Units of $50,000 each. PPM #1 is subject to a minimum sale of 40 Units ($2,000,000) and a maximum of 100 Units. The PPM #1 Notes mature in 36 months. Interest accrues for the first 12 months and is payable monthly starting in month 13. Principal plus accrued interest is payable in month 36. Each Unit includes a Common Stock Purchase Warrant (the “2013 Warrants”) to purchase 2,395,542 shares of common stock at an exercise price of $0.025 per share. Through December 31, 2013, the Company sold 55.5 units for aggregate proceeds of $2,774,950. The Company closed on the sale of those units between April 2013 and August 2013.  As described above in Note K, holders of 9% Convertible Notes with principal and accrued interest balances totaling $380,237 chose to roll their outstanding balances into PPM #1. As of December 31, 2013, the total outstanding principal and accrued interest on the PPM #1 Notes was $3,155,187 and $339,947, respectively.

The PPM #1 Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025 per share on a cash basis only, subject to the Company increasing its authorized shares of common stock or implementing a reverse stock split of the outstanding shares of the Company's common stock to provide for the issuance of all shares of common stock upon exercise of all PPM #1 Warrants issued.  In the event the Company closes a Capital Transaction (as defined below) and the Company does not have sufficient authorized shares in order for the Warrant holder to exercise the Warrants, the Warrant holder may, by notice to the Company (a "Put Notice"), elect to sell to the Company, at the Repurchase Price (as defined below) all or such number of the Warrants held by the holder then outstanding as is specified in the Put Notice. Capital Transaction means any of the following: (i) any sale or other disposition of all or substantially all of the assets of the Company or any of its subsidiaries in any single transaction or series of related transactions; (ii) any transfer or other disposition in any single transaction or series of related transactions of the Company’s common stock representing in excess of 80% of the issued and outstanding shares of common stock or all of its subsidiary’s common stock; (iii) the closing of the Company’s underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of shares of common stock in which not less than $30,000,000 of gross proceeds are received by the Company for the account of the Company; (iv) the liquidation or dissolution of the Company or any of its material subsidiaries; or (v) a merger or consolidation of the Company or any of its material subsidiaries in which the Company or such material subsidiary, as applicable, is not the surviving entity. The Repurchase Price per share means the difference of (i) the quotient of the purchase price paid in connection with the Capital Transaction divided by the number of shares outstanding as of the date of the Capital Transaction plus the number of shares of common stock issuable upon exercise of all Warrants subject to a Put Notice plus all other shares of common stock issuable upon conversion or exercise of other derivative securities as of the date of the Capital Transaction less the (ii) the Purchase Price.

Due to the put provision, as well as certain price ratchet provisions which may require net cash settlement and the lack of sufficient authorized shares, the PPM #1 Warrants did not meet the criteria for equity classification under ASC 815 because they did not meet the definition for financial instruments indexed to a company’s own stock. Accordingly, they required derivative liability accounting and measurement at fair value at inception and each subsequent reporting period.

A summary of the allocation of proceeds related to the PPM #1 Notes is provided below. Current accounting concepts generally provide that the allocation is made, first to the instruments that are required to be recorded at fair value, that is, the 2013 Warrants, and the remainder to the Notes. For the April 22, 2013 issuance, the fair value of the 2013 Warrants exceeded the proceeds which resulted in a day-one derivative loss. The discount from the face amount of the PPM #1 Notes represented by the value initially assigned to the 2013 warrant liabilities, is amortized over the period to maturity, using the effective interest method.

	April 22, 2013 Issuance	May 22, 2013 Issuance	August 9, 2013 Issuance
Derivative Warrants	$2,379,997	$137,003	$573,325
14% Callable Promissory Notes	-	12,947	51,675
Day-one derivative loss	(379,997)	-	-
Total allocated gross proceeds	$2,000,000	$149,950	$625,000

15% note payable due to an affiliate

During 2013, a shareholder and director of the Company advanced an aggregate of $560,000 to the Company. These advances include $400,000, $100,000 and $60,000 cash advances. On October 28, 2013, the Company issued a $400,000 Promissory Note bearing interest at 15% as further discussed below. On January 7, 2014, the Company issued a Promissory Note for $560,000 as discussed in Note P, which includes the $400,000 Promissory Note issued October 28, 2013 and the $60,000 advance in 2013. On January 7, 2014, the Company issued another Promissory Note, as discussed in Note P, which included the $100,000 advance in 2013 noted above.

On October 28, 2013, the Company issued a $400,000 Promissory Note which bears interest at 15% per annum.  The Promissory Note is due and payable in full upon the earlier of i) December 31, 2013 or ii) an investment by Leader Electronics, Inc., or its affiliates, in Evolucia, Inc. or iii) upon the maker raising capital pursuant to its private offering of Secured Convertible Promissory Notes.  Any principal and interest not paid when due bears interest at 18% per annum from the due date to the date paid.  The Promissory Note is subject to various default provisions, and the occurrence of an event of default will cause the outstanding principal amount under the Promissory Note, together with accrued and unpaid interest to become immediately due and payable to the Holder. In January 2014, this Promissory Note was refinanced with a new Promissory Note maturing February 7, 2015 and bearing interest at 8%.

The October 28, 2013 promissory note was issued with Warrants to purchase 40,000,000 shares of common stock (the “October 2013 Warrants”). The October 2013 Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.01 per share on a cash basis only, subject to the Company increasing its authorized shares of common stock or implementing a reverse stock split of the outstanding shares of the Company's common stock to provide for the issuance of all shares of common stock upon exercise of the October 2013 Warrants. Due to the lack of sufficient authorized shares, the Warrants did not meet the criteria for equity classification under ASC 815.  Accordingly, they required derivative liability accounting and measurement at fair value at inception and each subsequent reporting period.

A summary of the allocation of proceeds related to the October 28, 2013 financing is provided below. Current accounting concepts generally provide that the allocation is made, first to the instruments that are required to be recorded at fair value; that is, the October 2013 Warrants, and the remainder to the Promissory Notes. The fair value of the October 2013 Warrants exceeded the proceeds which resulted in a day-one derivative loss. The discount from the face amount of the Promissory Notes represented by the value initially assigned to the October 2013 Warrant liabilities is amortized over the period to the due date of the Promissory Note, using the effective interest method.

Derivative Warrants	$504,000
15% Promissory Notes	--
Day-one derivative loss	(104,000)
Total allocated gross proceeds	$400,000

By December 31, 2013, the Promissory note was due in full. As such, the discount of $400,000 on the Promissory Note was fully accreted and a charge of $400,000 was included in interest expense. On January 7, 2014, this Promissory Note was refinanced as described in Note P.

9% note payable to former officer

During March 2013, the Company settled a dispute related to an employment contract with a former officer by issuing a note payable for $359,537, bearing interest at 9% per annum and due in April 2014. Interest accrued on this note at December 31, 2013 was $24,269.

NOTE M – LINES OF CREDIT
	2013	2012
14% Line of credit due to an affiliate	$2,011,100	$2,007,653
12.5% Line of credit due to an affiliate	746,852	75,414
	2,757,952	2,083,067
Less current portion	( -)	(83,067)
	$2,757,952	$2,000,000

A private investor, shareholder and director of the Company has made available to the Company a working capital and purchase order line of credit of $2.0 million, which is due during January 2014 and which may be increased at the investor’s discretion. The line of credit is secured by substantially all of the Company’s assets. The line of credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor and that are used to fulfill specific customer orders. For advances made for the purpose of funding Purchase Orders, the line is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders bear interest at an annual rate of 12.5% and the principal amount of the draws, plus accrued interest, must be repaid within three business days of receipt of payment from the customer.  Because interest is added to the line of credit, the outstanding balance may at times exceed $2.0 million. As of December 31, 2012, the investor made the entire line of credit available without restriction to the Company to use for both working capital purposes and for Purchase Orders. For that portion of the line of credit that is used for working capital purposes, the line of credit is unsecured and bears interest at an annual rate of 14.0%. In 2014, the private investor, shareholder and director of the Company extended the line of credit for one year.

A second private investor, shareholder and director of the Company made available to the Company a purchase order line of credit of $750,000, which may be increased at the investor’s discretion and which, with the exception of $100,000 that is due in January, 2014, is due on demand. The line of credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor.  The line of credit bears interest at an annual rate of 12.5% and draws and interest must be repaid within three business days of receipt of payment from the customer. The line of credit is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. In January 2014, $100,000 of this amount was refinanced under a new Promissory Note maturing February 7, 2015 and bearing interest at 8%. In 2014, the private investor, shareholder and director of the Company extended the line of credit for one year.

NOTE N – DERIVATIVE INSTRUMENTS

Due to the put features embedded in the PPM #1 Warrants, the Company concluded that the PPM #1 Warrants did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, the Warrants are subject to the classification and measurement standards for derivative financial instruments and require liability classification at fair value. Also, the Warrants issued in conjunction with the October 28, 2013 financing did not meet the condition for equity classification and require liability classification at fair value.

The PPM #1 Warrants and the October 28, 2013 Warrants were valued using a binomial lattice model which included certain assumptions, including the closing price of the underlying common stock, risk-free interest rates, volatility, expected dividend yield, expected life and, for the PPM #1 Warrants, the probability that the investors will require redemption of the PPM #1 Warrants due to the put provisions and the put price the Company would be required to pay upon exercise of the put. The option to put the PPM #1 Warrants back to the Company for cash is only available if the Company does not have sufficient authorized shares for the investors to exercise all their Warrants and the Company enters into a capital transaction during the term of the Warrants. Management believes there is a minimal probability of this occurring and have assigned a probability of 5% that the Warrant holders will have the ability to exercise their put option. The put provisions associated with the PPM #1 Warrants were valued using a probability-weighting of put values based on management’s estimate of expected purchase prices.

Significant inputs and results arising from the lattice model are as follows for the Warrants classified in liabilities as of December 31, 2013:

	PPM	October 2013
	Warrants	Warrants
Quoted market price on valuation date	$0.0098	$0.0098
Contractual exercise price	$0.02500	$0.01
Expected term to maturity	4.31- 4.61 Years	4.83 Years
Dividend yield	0%	0%
Market volatility:
Range of volatilities	105% - 135%	104% - 128%
Equivalent volatility	118%	117%
Risk free interest:
Range of risk free interest rates	0.07% - 1.75%	0.07% - 1.75%
Equivalent risk free interest rates	0.43%- 0.54%	0.51%
Probability of put occurring	0.05%	n/a
Estimated value of put per share	De minimis	n/a

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

The following table reflects the changes in fair value of the PPM and October 2013 Warrants:

Beginning balance, January 1, 2013	$-
PPM Warrant issuance on April 22,2013, indexed to 114,039,162 shares of common stock	2,379,997
PPM Warrant issuance on May 22, 2013, indexed to 7,184,230 shares of common stock	137,003
PPM Warrant issuance on August 9, 2013, indexed to 31,142,046 shares of common stock	573,325
October 2013 Warrant issuance, indexed to 40,000,000 shares of common stock	504,000
Fair value adjustments	(2,289,027)
Ending balance, December 31, 2013	$1,305,298

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE P – SUBSEQUENT EVENTS

On January 1, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities representing an aggregate of $2,308,842 in principal and accrued interest, and PPM Warrants to acquire an aggregate of 99,665,910 shares of common stock for 8% Secured Convertible Promissory Notes (the "PPM #2") with a face value of $2,080,237. The PPM #2 securities mature three years from the date of issuance and are convertible into shares of common stock at a conversion price of $0.01 per share subject to the Company increasing its authorized shares of common stock.  Interest is due and payable on the maturity date.  The PPM #2 securities are secured by assets of the Company and can be prepaid in whole or in part at any time without the consent of the holder.

The Company considered whether the exchange of the PPM #1 Notes and PPM Warrants was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the PPM #1 Notes prior to restructuring. ASC 470 requires that the effects of any sweeteners be considered when determining the cash flows for the restructured debt.  As such, the fair value of the cancelled PPM Warrants of approximately $572,000 was considered when determining whether a concession had been granted.  Because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring, no gain or loss was recognized and there was no adjustment to the carrying amount of the debt. Rather, the carrying amount of the debt will be used to calculate interest expense over the remaining term of the restructured debt so that any unamortized deferred costs from the original debt financing continue to be recognized as interest expense over the remaining term of the restructured debt. Subsequent to the restructuring, the effective interest rate on the debt is approximately 47%.

On January 1, 2014 the holders of two Convertible Promissory Notes issued in 2013 agreed to roll-over their principal and accrued interest of $170,042 into PPM #2 described above in Note L. The transaction was not considered a troubled debt restructuring because the borrower’s effective interest rate before the roll-over was less than the effective interest rate after the rollover. As such, the transaction was treated as a modification and the difference between the carrying amount of the original Convertible Promissory Notes of $170,042 and the fair value of the newly issued PPM #2 Notes was recorded as a gain on extinguishment of approximately $13,000.

On February 18, 2014, holders of 10% notes payable with an outstanding principal balance totaling $290,642 chose to roll their outstanding balances into PPM #2. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the 10% notes payable prior to the restructuring. No gain or loss was recognized because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring.

At present, Evolucia has reduced its personnel and staff in order to eliminate excess overhead and to refocus on the business’ core fundamentals: the protection and monetization of the Aimed Optics intellectual property and the commercialization and sale of the company’s core products that are manufactured through the partnership with Leader Electronics.  Based on the company’s performance under his leadership, the Board accepted Mel Interiano’s resignation in April 2014; and the company has employed Thomas Seifert as Interim CEO.

During the period ended March 31, 2014, the Company issued 7,412,057 shares to employees as compensation. The employees agreed to certain deferred compensation arrangements and upon the availability of S-8 stock, the Company issued 7,412,057 shares.

During the period ended March 31, 2014, the Company issued 8,016,541 shares to former employees to settle unpaid compensation.

During the period ended March 31, 2014, the Company issued 81,062,535 shares to several consultants for services.

During the period ended March 31, 2014, the Company issued 2,020,000 shares to a note holder to satisfy the outstanding debt.

During the period ended March 31, 2014, 10,000,000 shares were returned ot the Company for no consideration and were cancelled.

During the period ended March 31, 2014, the Company issued 18,500,000 stock options to two consultants. The options have exercise price of $0.01, vest immediately and expire five years from the date of issuance.

During the period ended March 31, 2014, the Company issued 12,675,000 stock options to one employee. The options have exercise prices of $0.004, vest immediately and expire five years from the date of issuance.

During the period ended March 31, 2014, the Company received $50,000 proceeds from PPM#2 described in Note L above.

The lines of credits as noted in Note M above have been extended one year to February 2015 with all other terms remaining the same.

During the period ended March 31, 2014, a private investor, shareholder and director provided additional advances of $523,648. The Company entered into four Promissory notes related to these in addition to the $560,000 advances made in 2013 and $100,000 advances related to the line of credit. The Company entered into two Promissory Notes on January 7, 2014 for $593,062 and $500,000; a third Promissory Note was agreed to on March 18, 2014 in the amount of $60,000; and a fourth Promissory Note was agreed to on March 31, 2014 in the amount of $73,648. Each of these Promissory Notes bear interest at 12.5% and mature one year from date of agreement.

During the period ended March 31, 2014, a second private investor, shareholder and director provided additional advances of $102,500. The Company entered into a Promissory note related to $35,000 of these advance in 2014 combined with $10,000 advances in 2013 on March 14, 2014 in the amount of $45,000. The Promissory Note bears interest at 12.5% and mature one year from date of agreement.