Form 10-Q
period 2014-03-31
Evolucia Inc.
filed 2014-06-27
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Sarasota, Florida 34240
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
Yes   ☐    No ☒
The number of shares of the Registrant’s Common Stock outstanding as of June 26, 2014 was 1,354,969,085.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the three months ended March 31, 2014 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

ASSETS
Current assets:	March 31, 2014	December 31, 2013
	Unaudited
Cash and cash equivalents	$14,471	$16,120
Accounts receivable, net	747,864	338,361
Inventory	272,898	732,145
Prepaid expenses and other current assets	64,215	38,198
Total current assets	1,099,448	1,124,824

Property and equipment, at cost, net of
accumulated depreciation of $144,137 and $126,719	199,521	137,395

Other assets:
Deposits and other assets	118,487	89,013

	$1,417,456	$1,351,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$2,878,539	$2,843,402
Convertible notes payable	-	50,000
Deferred revenue	1,000,000	1,000,000
Liability for over commitment of common shares	840,000	840,000
Current portion of notes payable	739,094	664,642
Total current liabilities	5,429,664	5,398,044

Derivative liabilities	354,485	1,305,298
Convertible notes payable, long term portion, net of discount	1,729,175	450,000
Notes payable, long term portion, net of debt discount	1,276,835	1,344,431
Lines of credit, affiliates, long term portion	2,659,810	2,757,952
	11,449,969	11,255,725

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,354,969,085 and 1,266,457,952 shares issued and outstanding	1,354,969	1,266,458
Additional paid-in capital	92,382,925	90,922,742
Accumulated (deficit)	(103,763,901)	(102,059,218)
	(10,026,007)	(9,870,018)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(10,060,482)	(9,904,493)
	$1,417,456	$1,351,232

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months
	2014	2013

Sales	$962,903	$456,821

Cost of sales	765,606	293,885
Gross profit	197,297	162,936

Selling, general and administrative expenses	2,428,984	1,426,522

Loss from operations	(2,231,687)	(1,263,586)

Other Income (expense):
Change in fair value of derivative instruments, net	270,166	-

Interest Expense, net	256,838	(864,363)
Total other expenses	527,004	(864,363)

Loss before income taxes	(1,704,683)	(2,127,949)
Income taxes	-	-
Net loss	$(1,704,683)	$(2,127,949)

Per share information basic and diluted:
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	1,317,037,874	1,199,661,325

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net cash (used in) operating activities	$(598,893)	$(1,224,467)

Cash flows from investing activities:
Acquisition of property and equipment	(79,546)	(59,061)
Net cash (used in) investing activities	(79,546)	(59,061)

Cash flows from financing activities:

Proceeds (repayments) of loan from affiliate	(2,568)	100,000
Proceeds from lines of credit, net	1,858	121,656
Proceeds from notes payable and convertible debentures	677,500	-

Net cash provided by financing activities	676,790	221,656

Increase (decrease) in cash and cash equivalents	(1,649)	(1,061,872)
Cash and cash equivalents, beginning	16,120	1,642,484
Cash and cash equivalents, ending	$14,471	$580,612

Cash paid for interest	$-	$34,407
Cash paid for income taxes	$-	$-

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We also continue developing and reengineering our patents.  We have identified the need to continue to reduce costs to be able to offer a competitive product to our customers.  This requires an ongoing review of our patents and how to improve the technology and costs associated with the product.  We have also recently engaged DLA Piper to assist the Company in maximizing our potential licensing revenues as well as protecting our intellectual property.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2014 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts for the period ended March 31, 2013, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended March 31, 2014. These reclassifications had no effect on net loss as previously reported.

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

The Company determined an allowance for uncollectible accounts was not required at March 31, 2014 and December 31, 2013.

Inventory

Inventory consists of various electronic and other components used in the assembly of LED lighting fixtures.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Materials and components	$1,647,898	$2,107,145
Inventory reserve	(1,375,000)	(1,375,000)
	$272,898	$732,145

At December 31, 2013, the Company established a reserve of $1,375,000 for the possible effects of the Company’s restructuring of its operations. Management evaluated the reserve at March 31, 2014 and determined no adjustment is needed as of March 31, 2014.

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

Loss Per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.   Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  Common stock equivalents that are anti-dilutive are excluded. The total number of shares not included in the calculation at March 31, 2014 and 2013, because they were anti-dilutive, was approximately 414,600,000 and 321,100,000, respectively.

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

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014 is as follows:

Beginning balance, January 1, 2014	$1,305,298
Cancelled Derivative warrants	(680,647)
Total (gains) or losses included in earnings	(270,166)
Ending balance, March 31, 2014	$354,485

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

NOTE B – LIQUIDITY AND GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $1,704,683 during the three months ended March 31, 2014, and have working capital and stockholder deficits of $4,330,216 and $10,060,482 at March 31, 2014.

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

NOTE C - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

During the period ended March 31, 2014, the Company issued 7,412,057 shares to employees as compensation.  The fair value of the shares based on the trading price of the Company’s common stock was $66,052, which was charged to operations.

During the period ended March 31, 2014, the Company issued 8,016,541 shares to former employees to settle unpaid compensation. The fair value of the shares based on the trading price of the Company’s common stock was $69,629, which was charged to operations.

During the period ended March 31, 2014, the Company issued 81,062,535 shares to several consultants for services. The fair value of the shares based on the trading price of the Company’s common stock was $810,625, which was charged to operations.

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

At December 31, 2013, the Company’s outstanding common shares and its commitments to issue common shares, excluding warrants valued as derivative obligations, exceeded the number of common shares authorized by approximately 95,000,000 shares. The fair value of these shares of $840,000 was reclassified to a liability at December 31, 2013.

As of March 31, 2014, the Company’s outstanding common shares and its commitment to issue common shares, excluding warrants valued as derivative obligations, exceeded the number of common shares by 170,055,383 shares. The fair value of these shares of $840,000 has been reclassified as a liability at March 31, 2014.

NOTE D - COMMITMENTS AND CONTINGENCIES

Manufacturing, development and investment agreement

LEI

On July 12, 2012 (the “Effective Date”), the Company entered into a manufacturing, development and investment agreement with Leader Electronics, Inc. (“LEI”).

Pursuant to the agreement, LEI will (i) collaborate in the next generation design of the Company’s Products, (ii) design and implement LEI power supplies into the Products as provided in the Specifications, (iii) invest $1,000,000 in the Company, (iv) lease for the Company’s use equipment representing a value of $2,000,000 which will include manufacturing, test and product equipment and tooling mentioned below to be more specifically identified by the parties, (v) manufacture the Products (A) at a 10% discount to the market rate against non-cancellable purchase orders from the Company for one year following the initial purchase orders and thereafter at a 5% discount to the market rate until $8,000,000 in discounts have been earned by the Company and (B) provide working capital to manufacture all Products with net payment terms of 45 days, (vi) LEI will acquire all needed tooling, and (vii) serve as an exclusive distributor for the Asia Territory.

In addition, the Company will (i) appoint LEI as the exclusive manufacturer for the Products sold in the Asia Territory, (ii) appoint LEI as an exclusive distributor for the Asia Territory and (iii) provide non-cancellable and irrevocable stand-by Letters of Credit for the benefit of LEI prior to the shipment of Product or provide payment for the Product prior to shipment.

LEI purchased 12,500,000 shares of common stock (the “Shares”) of the Company for an aggregate purchase price of $1,000,000.  In the event the Company does not place orders for the Products within five years from the Effective Date (the “Order Date”), then LEI will be entitled to sell to the Company the lesser of (i) Shares it has not resold as of the Order Date or (ii) the portion of Shares representing the amount of Products that the Company has not ordered.  For example, in the event the Company has placed orders for 80% of the Products, then LEI will be entitled to sell back to the Company as of the Order Date the lesser of the number of Shares that have not been resold by LEI or 20% of the Shares. The per share price will be $0.08.  LEI invested the $1,000,000 on July 20, 2012 and this investment has been classified as a liability in the Company’s financial statements because of the contingency related to the share repurchase agreement.

SETE

On March 20, 2013, the Company entered into a joint venture with Sunovia Energy Technologies Europe Sp. z o.o. (SETE), a Polish corporation which is unaffiliated with the Company. The agreement called for the payment of $11 million to Evolucia by August 31, 2013, which has not been received, in exchange for the manufacture and distribution rights to specified European markets.  Under the joint venture agreement, a new entity called Evolucia Europe Sp. z o.o. will be created, with Evolucia Inc. holding a 51% ownership share and SETE holding the remaining 49% ownership.  The joint venture agreement provides exclusive manufacturing rights to Evolucia Europe for the European markets. We have had no recent correspondence and expect to formally terminate the relationship in the near future.  The $11 million payment has not been made and the Company is presently negotiating a resolution and/or restructuring with SETE.

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

Through December 31, 2013, the Company made advances to Affineon Lighting aggregating $636,000 for Affineon to purchase inventory. These advances were to be repaid upon sale of Affineon’s products, however no amounts were repaid. The Company is attempting to collect the advances but has reserved the entire balance at December 31, 2013, and March 31, 2014. In addition, the Company’s former Principal Accounting Officer has been appointed as the Principal Executive Officer at Affineon subsequent to his terminating his employment with the Company. The Company is uncertain as to what additional actions, if any, it will take against Affineon or its former Principal Accounting Officer.

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

NOTE E - RISKS AND UNCERTAINTIES

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

Concentrations

During the three months ended March 31, 2014 and 2013, the Company had 75% of sales to two customers and 63% of sales to one customer, respectively, which sales individually represented in excess of 10% of the Company’s total sales.

At March 31, 2014, approximately 92% of net accounts receivable was due from two customers and, at December 31, 2013, 63% of net accounts receivable was due from one customer.

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

During the three months ended March 31, 2014, the Company granted options to employees, consultants and officers to purchase 31,175,000 common shares at exercise prices of $0.01 to $0.04 per share for a period of five years and which vest immediately. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.0% to 2.0%, expected volatility of 120% and expected lives of five years.  No dividends were assumed in the calculations. The fair value of the options aggregated $265,827 of which $265,827 was charged to operations during the three months ended March 31, 2014. During the three months ended March 31, 2014, an aggregate of $326,462 was charged to operations related to options granted during prior years.

At March 31, 2014, there was an aggregate of $1,728,074 of unrecognized expense related to stock options that vest in future periods. A summary of stock options is as follows:
Shares
Options outstanding at January 1, 2014	327,351,660
Options granted	31,175,000
Options exercised	-
Options cancelled	(34,910,913)
Outstanding at March 31, 2014	323,615,747

Exercisable at March 31, 2014	235,824,601

NOTE G – CONVERTIBLE NOTES PAYABLE
	March 31, 2014	December 31, 2013
9% convertible notes due July 2013 (in default)	$-	$50,000
8% convertible notes due December 2016	3,169,526	450,000
Less: Discount	(1,440,351)
	1,729,175	500,000
Less current portion	-	(50,000)
	$1,729,175	$450,000

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

In 2013, $300,000 of the remaining Notes, together with accrued interest of $80,237, were converted into the offering of 14% notes payable described in Note H below. A further $100,000 of the Notes were repaid in cash.  An additional $100,000 of the Notes, together with accrued interest thereon of $27,028, were converted into common shares which were valued at the current market price of $0.01 per share; the company issued 12,702,740 shares to convert the balance of $127,028 to common stock. In conjunction with this conversion the Company recorded a charge of $83,000 related to the reduction of the conversion price of the debt.  During the period ended March 31, 2014, the remaining $50,000 of the Notes, together with accrued interest of $20,042, was converted into the 8% convertible notes described below.

8% convertible notes

In October 2013, the Company began offering a maximum of $10,000,000 of 8% secured convertible notes on a best efforts basis. Each note is convertible by the holder at a conversion price of $0.01 per share, subject to the Company increasing its authorized shares of common stock to permit conversion. The notes bear interest at 8% per annum, payable at maturity in either cash or common stock, and are due 36 months from the issuance dates. The Notes are secured by the assets of the Company and may be prepaid in whole or in part at any time without the consent of the holder. Through March 31, 2014, the Company sold an aggregate of $500,000 pursuant to this private placement.  In addition, the holders of $290,641 of the 10% notes payable described in Note H below exchanged their notes for the 8% convertible notes.   Holders of $2,080,237 of the 14% notes payable described in Note H below exchanged their notes, together with accrued interest of $228,606, for the 8% convertible notes.

NOTE H – NOTES PAYABLE
	March 31, 2014	December 31, 2013

10% notes payable due July 2013 (in default)	$198,326	$498,968
14% notes due April, May and August 2016	1,074,950	3,155,187
- less debt discount	(1,041,177)	(2,671,398)
12.5% note due February 2015 due to an affiliate	593,062	560,000
10% note due February 2015	40,000	-
15% note due February 2015 due to an affiliate	610,000	-
Non-interest bearing advance from affiliate	87,500	10,000
15% demand notes payable to affiliate	93,731	96,779
9% note due April 2014 to a former officer	359,537	359,537
	2,015,929	2,009,073
Less: current portion	(739,094)	(664,642)
	$1,276,835	$1,344,431

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

In February 2014, holders of 10% notes payable with an outstanding principal balance totaling $290,642 chose to roll their outstanding balances into PPM #2.  The restructuring was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the 10% notes payable prior to the restructuring. No gain or loss was recognized because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring. Accordingly, the carrying amount of the debt was used to calculate interest expense over the remaining term of the restructured debt.

14% notes payable

On November 27, 2012, the Company initiated the sale of up to $5,000,000 of 14% Callable Promissory Notes (PPM #1 Notes) in a private placement memorandum (PPM) offering made pursuant to Regulation D to accredited investors only. The Notes are secured by the assets of the company, subject to the security interests of the 9% convertible notes (see Note G) and the Purchase Order Lines of Credit (See Note I).

The PPM #1 Notes were offered in Units of $50,000 each. PPM #1 is subject to a minimum sale of 40 Units ($2,000,000) and a maximum of 100 Units. The PPM #1 Notes mature in 36 months. Interest accrues for the first 12 months and is payable monthly starting in month 13. Principal plus accrued interest is payable in month 36. Each Unit includes a Common Stock Purchase Warrant (the “2013 Warrants”) to purchase 2,395,542 shares of common stock at an exercise price of $0.025 per share. Through December 31, 2013, the Company sold 55.5 units for aggregate proceeds of $2,774,950. The Company closed on the sale of those units between April 2013 and August 2013.  As of March 31, 2014, the total outstanding principal and accrued interest on the PPM #1 Notes was $1,230,992 and $155,742, respectively.

The PPM #1 Warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.025 per share on a cash basis only, subject to the Company increasing its authorized shares of common stock or implementing a reverse stock split of the outstanding shares of the Company's common stock to provide for the issuance of all shares of common stock upon exercise of all PPM #1 Warrants issued.  In the event the Company closes a Capital Transaction (as defined below) and the Company does not have sufficient authorized shares in order for the Warrant holder to exercise the Warrants, the Warrant holder may, by notice to the Company (a "Put Notice"), elect to sell to the Company, at the Repurchase Price (as defined below) all or such number of the Warrants held by the holder then outstanding as is specified in the Put Notice. Capital Transaction means any of the following: (i) any sale or other disposition of all or substantially all of the assets of the Company or any of its subsidiaries in any single transaction or series of related transactions; (ii) any transfer or other disposition in any single transaction or series of related transactions of the Company’s common stock representing in excess of 80% of the issued and outstanding shares of common stock or all of its subsidiary’s common stock; (iii) the closing of the Company’s underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of shares of common stock in which not less than $30,000,000 of gross proceeds are received by the Company for the account of the Company; (iv) the liquidation or dissolution of the Company or any of its material subsidiaries; or (v) a merger or consolidation of the Company or any of its material subsidiaries in which the Company or such material subsidiary, as applicable, is not the surviving entity. The Repurchase Price per share means the difference of (i) the quotient of the purchase price paid in connection with the Capital Transaction divided by the number of shares outstanding as of the date of the Capital Transaction plus the number of shares of common stock issuable upon exercise of all Warrants subject to a Put Notice plus all other shares of common stock issuable upon conversion or exercise of other derivative securities as of the date of the Capital Transaction less the (ii) the exercise price.

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

During the quarter ended March 31, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities, representing an aggregate of $2,308,843 in principal and accrued interest, and PPM #1 Warrants to acquire an aggregate of 99,665,910 shares of common stock, for 8% Secured Convertible Promissory Notes (the "Replacement Notes") with a face value of $2,308,843 (See Note G).  The Replacement Notes mature three years from the date of issuance and the Notes are convertible into shares of common stock at a conversion price of $0.01 per share subject to the Company increasing its authorized shares of common stock.  Interest is due and payable on the maturity date.  The Replacement Notes are secured by the assets of the Company and can be prepaid in whole or in part at any time without the consent of the holder.

The Company considered whether the exchange of the PPM #1 Notes and PPM #1 Warrants was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the PPM #1 Notes prior to restructuring. ASC 470 requires that the effects of any sweeteners be considered when determining the cash flows for the restructured debt.  As such, the fair value of the cancelled PPM #1 Warrants of approximately $681,700 was considered when determining whether a concession had been granted.  Because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring, no gain or loss was recognized and there was no adjustment to the carrying amount of the debt. Rather, the carrying amount of the debt will be used to calculate interest expense over the remaining term of the restructured debt so that any unamortized deferred costs from the original debt financing continue to be recognized as interest expense over the remaining term of the restructured debt. Subsequent to the restructurings, the effective interest rates on the debt ranged from approximately 32% to 47%.

15% note payable due to an affiliate

During 2013, a shareholder and director of the Company advanced an aggregate of $560,000 to the Company. These advances include $400,000, $100,000 and $60,000 cash advances. On October 28, 2013, the Company issued a $400,000 Promissory Note bearing interest at 15% as further discussed below. On January 7, 2014, the Company issued a Promissory Note for $560,000, which includes the $400,000 Promissory Note issued October 28, 2013 and the $60,000 advance in 2013. On January 7, 2014, the Company issued another Promissory Note, which included the $100,000 advance in 2013 noted above.

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

9% note payable to former officer

During March 2013, the Company settled a dispute related to an employment contract with a former officer by issuing a note payable for $359,537, bearing interest at 9% per annum and due in April 2014. Interest accrued on this note at March 31, 2014 was $32,358.

NOTE I – LINES OF CREDIT
	March 31, 2014	December 31, 2013
14% Line of credit due to an affiliate	$2,011,100	$2,011,100
12.5% Line of credit due to an affiliate	648,710	746,852
	2,659,810	2,757,952
Less current portion	( -)	( -)
	$2,659,810	$2,757,952

A private investor, shareholder and director of the Company has made available to the Company a working capital and purchase order line of credit of $2.0 million, which was due during January 2014 and which may be increased at the investor’s discretion. In 2014, the private investor, shareholder and director of the Company extended the line of credit for one year. The line of credit is secured by substantially all of the Company’s assets. The line of credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor and that are used to fulfill specific customer orders. For advances made for the purpose of funding Purchase Orders, the line is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. Advances made against Purchase Orders bear interest at an annual rate of 12.5% and the principal amount of the draws, plus accrued interest, must be repaid within three business days of receipt of payment from the customer.  Because interest is added to the line of credit, the outstanding balance may at times exceed $2.0 million. As of December 31, 2012, the investor made the entire line of credit available without restriction to the Company to use for both working capital purposes and for Purchase Orders. For that portion of the line of credit that is used for working capital purposes, the line of credit is unsecured and bears interest at an annual rate of 14.0%.

A second private investor, shareholder and director of the Company made available to the Company a purchase order line of credit of $750,000, which may be increased at the investor’s discretion and which, with the exception of $100,000 that was due in January, 2014, was due on demand. In 2014, the private investor, shareholder and director of the Company extended the line of credit for one year. The line of credit may be drawn to purchase components for orders (Purchase Orders) of the Company’s products approved by the investor.  The line of credit bears interest at an annual rate of 12.5% and draws and interest must be repaid within three business days of receipt of payment from the customer. The line of credit is secured to the extent of the specific customer accounts receivables that are related to the Purchase Order upon which the advance was made. In January 2014, $100,000 of this amount was refinanced under a new Promissory Note maturing February 7, 2015 and bearing interest at 8%.

The lines of credits as noted in Note M above have been extended one year to February 2015 with all other terms remaining the same.

NOTE J – DERIVATIVE INSTRUMENTS

Due to the put features embedded in the PPM #1 Warrants, the Company concluded that the PPM #1 Warrants did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, the Warrants are subject to the classification and measurement standards for derivative financial instruments and require liability classification at fair value. Also, the Warrants issued in conjunction with the October 28, 2013 financing did not meet the conditions for equity classification and require liability classification at fair value.

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

Significant inputs and results arising from the lattice model are as follows for the Warrants classified in liabilities as of March 31, 2014:
	PPM	October 2013
	Warrants	Warrants
Quoted market price on valuation date	$0.005	$0.005
Contractual exercise price	$0.02500	$0.01
Expected term to maturity	4.06- 4.36 Years	4.58 Years
Dividend yield	0%	0%
Market volatility:
Range of volatilities	122% - 207%	124% - 203%
Equivalent volatility	145%- 148%	145%
Risk free interest:
Range of risk free interest rates	0.05% - 1.73%	0.07% - 1.73%
Equivalent risk free interest rates	0.45% - 0.56%	0.59%
Probability of put occurring	5.00%	n/a
Estimated value of put per share	De minimis	n/a

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

The following table reflects the changes in fair value of the PPM and October 2013 Warrants:

Beginning balance, January 1, 2014	$1,305,298
Cancellation of Warrants upon rollover of PPM#1 Units into PPM#2	(680,647)
Fair value adjustments	(270,166)
Ending balance, March 31, 2014	$354,485

The decrease in the fair value of the Warrants from December 31, 2013 to March 31, 2014 was predominantly due to a decrease in the Company’s stock price.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE L – SUBSEQUENT EVENTS

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

We encourage you to review our periodic reports filed with the SEC and included in the SEC’s Edgar database, including the annual report on Form 10-K filed for the year ended December 31, 2013.

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

The Company had cash of $16,120 as of December 31, 2013 and $14,471 as of March 31, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

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

Results of Operations for the Quarter ended March 31, 2014

For the three months ended March 31, 2014, the Company had a net loss of ($1,704,683), as compared to a net loss ($2,127,949) for the three months ended March 31, 2013, or a decrease of $423,266. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended March 31, 2014 were $962,903, as compared to $456,821 for the three-month period ending March 31, 2013, which represented an increase of $506,082 or approximately 110.8%. The increase was the result of sales to two significant customers.

Gross Profit

The Company had a gross profit of $197,297, and a gross profit margin of 20.5% for the three months ended March 31, 2014, as compared to a gross profit of $162,936, and a gross profit margin of 35.7% for the three months ended March 31, 2013. The gross margin decreased as a result of a changing product mix and increase in product costs.

Expenses

Total operating expenses increased to $2,428,984 for the three-month period ending March 31, 2014 from $1,426,522 for the three-month period ending March 31, 2013, an increase of $1,002,462, or 70.3%. The major components are discussed below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 and 2013 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $53,799 for the three months ended March 31, 2014, compared to $14,530, for the three months ending March 31, 2013, an increase of $39,269 or 270.3%. Product development expenses in 2014 represented continuing the refining of existing designs and development of aimed optics, the next generation cobra head and shoebox products.

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

Compensation & Benefits

Compensation & Benefits expenses were $834,183 for the three months ended March 31, 2014, compared to $907,751 for the three months ended March 31, 2013, a decrease of $73,568 or approximately 8.1%. The decrease is related to an increase in non-cash expenses associated with stock options awarded to Board members and employees and a decrease related to reduction in cash compensation and benefits.

Marketing & Sales

Marketing & Sales expenses totaled $276,051 for the three months ended March 31, 2014, as compared to $152,121 for the three months ended March 31, 2013, representing an increase of $123,930 or 81.5%. The increase reflects the company’s efforts to continue to support the brand of the company and position it more effectively in the marketplace. Included in this category are tradeshow expenses and related travel, lodging, meals and entertainment expenses to market the product both domestically in the United States and Internationally.

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

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include travel and entertainment, legal and professional fees, selling and marketing, and occupancy and office expenses. For the three months ended March 31, 2014 the Company incurred aggregate expense of $1,264,951 in this area, compared to $352,120 for the three months ended March 31, 2013, an increase of $912,831 or 259.2%. The majority of this increase is related to increases in use of consultants, including stock based compensation paid to consultants, occupancy and office and legal and professional fees.

Research and Development

The Company did not incur any research and development expenses in the three months ended March 31, 2014 nor the three months ended March 31, 2013.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended March 31, 2014 was ($256,838) compared to $864,363 for the three months ended March 31, 2013, a decrease of $1,121,201 or (129.7%). $503,734 of this decrease is attributable to the accretion of the discount related to the convertible notes which did not occur during the three months ended March 31, 2013. During the three months ended March 31, 2013, $704,000 expense associated with the issuance of warrants was charged, while the remaining amount, $82,533, is related to an increase in total company borrowings.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2013, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of March 31, 2014, we had $14,471 in cash and cash equivalents. We had receivables, net of allowances, of $747,864 and inventory, net of reserves, of $272,898. Our current liabilities as of that date were $5,429,664.

Our business cycle is working capital intensive. The sales cycle can be several months or longer and sales are not invoiced until the product has been built and shipped, requiring all cost of goods, and in some cases sales commissions, to be incurred prior to payment on an order. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. As discussed in “Lines of Credit” in Note I to the Financial Statements, we have two lines of credit with a total borrowing capacity of $2.75 million, $2 million of which was provided in cash to the Company and can be used for working capital purposes while the other $750,000 facility is available upon request for specific customer purchase orders pursuant to certain conditions. As of March 31, 2014, the Company had drawn an aggregate of $2,659,810 and had $90,190 remaining available balance.

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

The Company uses contract manufacturers to produce its products and therefore does not have significant capital expenditures at this time.

For the Three Month Period Ended
	March 31, 2014	March 31, 2013
Cash flows used in Operations	$(598,893)	(1,224,467)

Investing Activities	$(79,546)	(59,061)

Financing Activities	$676,790	221,656

Cash at end of period	$14,471	580,612

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 totaled ($598,893) as compared to ($1,224,467) for the three months ended March 31, 2013.  During the period ended March 31, 2014, the cash used in operating activities consisted principally of the net loss from operations, stock based compensation, change in fair value of debt instruments, decrease in accounts receivable, increase in inventory and increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing for the three months ended March 31, 2014 was ($79,546) as compared to ($59,061) for the three months ended March 31, 2013. The represents capital expenditures primarily associated with the purchase of computer equipment.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2014 was $676,790 as compared to $221,656 for the three months ended March 31, 2013, which primarily consisted of proceeds from  private placements and loans.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors
o	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o
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

The Company had cash of $14,471 as of March 31, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The Company is negotiating a settlement with the landlord but it cannot be assured that a settlement will be reached and the Company may be liable for the balance of unpaid rent due. No accrual has been recorded for this contingency at March 31, 2014.

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

As of June 19, 2014, we have 2 full-time employees. At present, Evolucia has reduced its personnel and staff in order to eliminate excess overhead and to refocus on the business’ core fundamentals: the protection and monetization of the Aimed Optics intellectual property and the commercialization and sale of the company’s core products that are manufactured through the partnership with Leader Electronics.  The Board accepted Mel Interiano’s resignation in April 2014; and the company has employed Thomas Seifert as Interim CEO and Interim CFO.

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

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates

Research and Development

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at March 31, 2014, we believe we have adequate resources, such as our credit facilities and the potential proceeds from a private placement during 2014 to meet our operating commitments in 2014. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

 Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officer with management functions there is lack of segregation of duties.   The Company intends to continue to evaluate potentially engaging additional management personnel to alleviate this weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Potential Litigation

Through December 31, 2013, the Company made advances to Affineon Lighting aggregating $636,000 for Affineon to purchase inventory. These advances were to be repaid upon sale of Affineon’s products, however no amounts were repaid. The Company is attempting to collect the advances but has reserved the entire balance at December 31, 2013, and March 31, 2014. In addition, the Company’s former Principal Accounting Officer has been appointed as the Principal Executive Officer at Affineon subsequent to his terminating his employment with the Company. The Company is uncertain as to what additional actions, if any, it will take against Affineon or its former Principal Accounting Officer.

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

During the period ended March 31, 2014, the Company received $50,000 proceeds from PPM#2.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger Pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.6	Form of Subscription Agreement by and between Evolucia Inc. and Accredited Investors (23)

4.7	Form of 14% Callable Promissory Note (23)

4.8	Form of Warrant (23)

4.9	Form of Security Agreement (23)

4.10	Promissory Note dated November 26, 2013 issued to Sack Family Investment Fund, LLC (25)

4.11	Common Stock Purchase Warrant dated November 26, 2013 issued to Sack Family Investment Fund, LLC (25)

4.12	2013 Flexible Incentive Stock Plan (26)

4.13	Form of Conversion Agreement – Replacement Notes (27)

4.14	Form of Convertible Promissory Note – Replacement Notes(27)

4.15	Form of Security Agreement – Replacement Notes(27)

4.16	Form of Securities Purchase Agreement – New Notes(27)

4.17	Form of Convertible Promissory Note – New Notes(27)

4.18	Form of Security Agreement – New Notes(27)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.27	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.28	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

10.29	Settlement Agreement and General Release by and between Evolucia Inc., on one hand, and Arthur Buckland, individually, and as custodian for Marc Buckland and Eunice Buckland on the other hand

10.30	Evolucia, Inc. 2013 Incentive Stock Plan (22)

10.31	Evolucia, Inc. 2013 Incentive Stock Plan (22)

10.32	Employment Agreement by and between Evolucia Inc. and Thomas Seifert dated April 24, 2014 (28)

32.1	Certification of Interim Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.2	Certification of Interim Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013

(22)	Incorporated by reference to the Current Report on Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 25, 2013.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

(24)	Incorporated by reference to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

(25)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

(26)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 30, 2014.

(27)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

(28)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUCIA, INC.

Signature	Title	Date

/s/THOMAS SEIFERT	Chief Executive Officer and Chief Financial Officer	June 27, 2014
Thomas Seifert	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)