Form 10-Q
period 2014-06-30
Evolucia Inc.
filed 2014-08-08
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________to _______________.

Commission File Number 000-53590

EVOLUCIA INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0550703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4920 Lena Road, Unit #106
Bradenton, Florida 34211
 (Address of principal executive offices)
941-755-0444
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
Yes   ☐    No ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2014 was 1,355,269,085.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

ASSETS
Current assets:	June 30, 2014	December 31, 2013
	Unaudited
Cash and cash equivalents	$69,102	$16,120
Accounts receivable, net	584,664	338,361
Inventory	368,052	732,145
Prepaid expenses and other current assets	20,873	38,198
Total current assets	1,042,691	1,124,824

Property and equipment, at cost, net of
accumulated depreciation of $161,067 and $126,719	180,630	137,395

Other assets:
Deposits and other assets	97,718	89,013

	$1,321,039	$1,351,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$3,420,666	$2,843,402
Convertible notes payable	-	50,000
Share repurchase liability	1,000,000	1,000,000
Liability for over commitment of common shares	270,000	840,000
Current portion of notes payable	880,363	664,642
Total current liabilities	5,571,029	5,398,044

Derivative liabilities	136,890	1,305,298
Convertible notes payable, long term portion, net of debt discount	1,839,569	450,000
Notes payable, long term portion, net of debt discount	1,349,899	1,344,431
Lines of credit, affiliates, long term portion	2,659,810	2,757,952
	11,557,197	11,255,725

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 1,500,000,000 shares authorized, as of June 30, 2014 there were 1,355,269,085 shares issued and 1,354,969,085 outstanding; 300,000 shares were not outstanding at June 30, 2014.	1,355,269	1,266,458
Additional paid-in capital	93,060,983	90,922,742
Accumulated (deficit)	(104,617,935)	(102,059,218)
	(10,201,683)	(9,870,018)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(10,236,158)	(9,904,493)
	$1,321,039	$1,351,232

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months		Six Months
	2014	2013	2014	2013

Sales	$180,076	$406,776	$1,142,979	$863,597

Cost of sales	112,804	427,350	878,410	721,235
Gross profit	67,272	(20,574)	264,569	142,362

Selling, general and administrative expenses	741, 966	2,049,084	3,170,950	3,475,606

Loss from operations	(674,694)	(2,069,658)	(2,906,381)	(3,333,244)

Other income (expenses):
Other expense	-	(18,529)	-	(18,529)
Change in fair value of derivative instruments, net	217,594	(263,794)	487,760	(263,794)
Interest expense and debt conversion expense, net	(396,934)	(938,435)	(140,096)	(1,802,798)
Total other income (expenses)	(179,340)	(1,220,758)	347,664	(2,085,121)

Loss before income taxes	(854,034)	(3,290,416)	(2,558,717)	(5,418,365)
Income taxes	-	-	-	-
Net loss	$(854,034)	$(3,290,416)	$(2,558,717)	$(5,418,365)

Per share information basic and diluted:
Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	1,355,269,085	1,211,146,295	1,334,450,183	1,205,403,810

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance December 31, 2013	1,266,457,952	$1,266,458	$90,922,742	$ (102,059,218)	$(34,475)	$(9,904,493)
Shares issued for debenture conversion	2,020,000	2,020	8,080	-	-	10,100
Shares issued for services	96,491,133	96,491	849,815	-	-	946,306
Stock options issued for services and expenses	-	-	688,676	-	-	688,676
Stock options exercised	300,000	300	11,670	-	-	11,970
Reduction in liability for over commitment of common shares	-	-	570,000	-	-	570,000
Shares cancelled	(10,000,000)	(10,000)	10,000	-	-	-
Net (loss) for the period	-	-	-	(2,558,717)	-	(2,558,717)
Balance June 30, 2014	1,355,269,085	$1,355,269	$93,060,983	$(104,617,935)	$(34,475)	$(10,236,158)

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net cash (used in) operating activities	$(743,791)	$(3,508,816)

Cash flows from investing activities:
Acquisition of property and equipment	(77,585)	(71,509)
Net cash (used in) investing activities	(77,585)	(71,509)

Cash flows from financing activities:

Proceeds (repayments) of loans from affiliates	777,500	-
Proceeds from lines of credit, net	1,858	-
Proceeds from notes payable and convertible debentures	95,000	2,535,955

Net cash provided by financing activities	874,358	2,535,955

Increase (decrease) in cash and cash equivalents	52,982	(1,044,370)
Cash and cash equivalents, beginning	16,120	1,642,464
Cash and cash equivalents, ending	$69,102	$598,094

Cash paid for interest	$12,210	$50,191
Cash paid for income taxes	$-	$-

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

Reclassifications

Certain amounts for the period ended June 30, 2013, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended June 30, 2014. These reclassifications had no effect on net loss as previously reported.

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

The Company determined an allowance for uncollectible accounts was not required at June 30, 2014 and December 31, 2013.

Inventory

Inventory consists of various electronic and other components used in the assembly of LED lighting fixtures.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Materials and components	$1,743,052	$2,107,145
Inventory reserve	(1,375,000)	(1,375,000)
	$368,052	$732,145

At December 31, 2013, the Company established a reserve of $1,375,000 for the possible effects of the Company’s restructuring of its operations. Management evaluated the reserve at June 30, 2014 and determined no change in the reserve is needed as of June 30, 2014.

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

Loss Per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.   Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  Common stock equivalents that are anti-dilutive are excluded. The total number of shares not included in the calculation at June 30, 2014 and 2013, because they were anti-dilutive, was approximately 368,837,000 and 463,932,000, respectively.

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

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2014 is as follows:

Beginning balance, January 1, 2014	$1,305,298
Cancelled derivative warrants	(680,648)
Total (gains) or losses included in earnings	(487,760)
Ending balance, June 30, 2014	$136,890

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

NOTE B – LIQUIDITY AND GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $(2,558,717) during the six months ended June 30, 2014, and have working capital and stockholder deficits of $(4,528,338) and $(10,236,158) at June 30, 2014.

Management intends to continue to finance operations through debt and equity as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful in securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sales opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to support its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

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

During the period ended June 30, 2014, the Company issued 300,000 shares for $11,970 to a former employee that exercised stock options.

As of June 30, 2014, the Company’s outstanding common shares and its commitment to issue common shares, excluding warrants valued as derivative obligations, exceeded the authorized number of common shares by 135,512,048 shares. The fair value of these shares of $270,000 has been reclassified as a liability at June 30, 2014.

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

Landlord

Effective July 1, 2013, we previously were located at 7040 Professional Parkway East, Sarasota, Florida 34240 under a six year lease that requires monthly rent, including sales tax, of approximately $16,000 for the first 18 months and escalates to $60,000 for the remainder of the term. In conjunction with the lease, we issued 12,000,000 options at the trading price the day of the agreement to the landlord.

In April 2014, as part of restructuring our organization for greater efficiencies the Company relocated its operations to a smaller facility. We have received a notice of violation from our landlord related to our facility located at 7040 Professional Parkway East, Sarasota, Florida 34240. The landlord is a shareholder and we are working with the landlord to resolve the current default on the operating facility lease. Although we do not know the current outcome in relation to the obligation on the lease, the discussions with the landlord are amicable and both parties are seeking a solution that is agreeable for both parties.

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The company received a judgment in August 2014 in favor of the landlord, BKOP1, LLC, in the amount of $237,138. The company has accrued this amount at June 30, 2014.

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

Through December 31, 2013, the Company made advances to Affineon Lighting aggregating $636,000 for Affineon to purchase inventory. These advances were to be repaid upon sale of Affineon’s products. However no amounts were repaid. The Company is attempting to collect the advances but has reserved the entire balance at December 31, 2013, and June 30, 2014. In addition, the Company’s former Principal Accounting Officer has been appointed as the Principal Executive Officer at Affineon subsequent to his terminating his employment with the Company. The Company is uncertain as to what additional actions, if any, it will take against Affineon or its former Principal Accounting Officer.

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

Certain noteholders are alleging that the Company has not acted in good faith regarding said noteholders. No formal action has been initiated regarding these allegations.

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

Concentrations

During the six months ended June 30, 2014 and 2013, the Company had 87% of sales to three customers, 41%, 34% and 12%, respectively, which sales individually represented in excess of 10% of the Company’s total sales.

At June 30, 2014, approximately 99% of net accounts receivable was due from two customers and, at December 31, 2013, 63% of net accounts receivable was due from one customer.

NOTE F – STOCK OPTIONS

During the three months ended March 31, 2014, the Company granted options to employees, consultants and officers to purchase 31,175,000 common shares at exercise prices of $0.01 to $0.04 per share for a period of five years and which vest immediately. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.0% to 2.0%, expected volatility of 120% and expected lives of five years.  No dividends were assumed in the calculations. The fair value of the options aggregated $265,827 which was charged to operations during the three months ended March 31, 2014. During the three months ended March 31, 2014, an aggregate of $326,462 was charged to operations related to options granted during prior years.

During the three months ended June 30, 2014, the Company granted no options to employees, consultants and officers to purchase common shares. During the three months ended June 30, 2014, an aggregate of $96,387 was charged to operations related to options granted during prior years.

At June 30, 2014, there was an aggregate of $1,171,694 of unrecognized expense related to stock options that vest in future periods. A summary of stock options is as follows:
Shares
Options outstanding at January 1, 2014	327,351,660
Options granted	31,175,000
Options exercised	(300,000)
Options cancelled	(81,141,748)
Outstanding at June 30, 2014	277,084,912

Exercisable at June 30, 2014	214,444,287

NOTE G – CONVERTIBLE NOTES PAYABLE

	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Convertible Note	9.0%	July 2013	$-	$50,000
Convertible Notes (“PPM#2”)	8.0%	December 2016	3,169,526	450,000
Less: Discount			(1,329,957)	-
			1,839,569	500,000
Less current portion			-	(50,000)
			$1,839,569	$450,000
Convertible Note

During the period ended March 31, 2014, the remaining $50,000 of the Notes, together with accrued interest of $20,042, was converted into the Convertible Notes (“PPM#2”) described below.

Convertible Notes (“PPM#2”)

The Company sold an aggregate of $500,000 pursuant to this private placement; $450,000 in 2013 and $50,000 in 2014.

In February 2014, holders of 12% notes payable (Note H) with an outstanding principal balance totaling $290,642 chose to roll their outstanding balances into Private Placement Memorandum #2 (“PPM #2”).  The restructuring was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the 10% notes payable prior to the restructuring. No gain or loss was recognized because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring. Accordingly, the carrying amount of the debt was used to calculate interest expense over the remaining term of the restructured debt.

During the quarter ended March 31, 2014, a portion of the accredited investors that participated in the Private Placement Memorandum #1 (“PPM#1”) offering agreed to exchange their PPM #1 securities (Note H), representing an aggregate of $2,308,843 in principal and accrued interest, and PPM #1 Warrants to acquire an aggregate of 99,665,910 shares of common stock, for 8% Secured Convertible Promissory Notes (the "Replacement Notes") with a face value of $2,308,843.  The Replacement Notes mature three years from the date of issuance and the Notes are convertible into shares of common stock at a conversion price of $0.01 per share subject to the Company increasing its authorized shares of common stock.  Interest is due and payable on the maturity date.  The Replacement Notes are secured by the assets of the Company and can be prepaid in whole or in part at any time without the consent of the holder.

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

Interest accrued on these notes at June 30, 2014 is $125,493.

NOTE H – NOTES PAYABLE
	Interest Rate	Warrants	Maturity Date	June 30, 2014	December 31, 2013

Note Payable, former officer	9.0%	-	April 2014 (in default)	$359,537	$359,537
Notes Payable (“PPM#1”)	14.0%	51,501,757	April, May and August 2016	1,074,950	3,155,187
Less: Debt Discount				(1,031,160)	(2,671,398)
Notes Payable, affiliates	12.5%	40,000,000	February 2015	1,261,109	560,000
Non-interest bearing advances, affiliates	n/a		Demand	222,500	10,000
Notes Payable, affiliate company	15.0%		Demand	100,000	96,779
Notes Payable	12.0%		July 2013	198,326	498,968
Note Payable	10.0%		February 2015	40,000	-
Note Payable, former officer	12.5%		February 2015	5,000	-
				2,230,262	2,009,073
Less: current portion				(880,363)	(664,642)
		91,601,757		$1,349,899	$1,344,431

Note payable, former officer

During March 2013, the Company settled a dispute related to an employment contract with a former officer by issuing a note payable for $359,537, bearing interest at 9% per annum and due in April 2014. Interest accrued on this note at June 30, 2014, 2014 was $40,448.

Notes payable (“PPM#1”)

As of June 30, 2014, the total balance outstanding related to PPM#1 is $1,074,950. During the quarter ended March 31, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities, representing $2,080,237 in prinicipal and $228,605 in accrued interest for an aggregate of $2,308,843 and PPM #1 Warrants to acquire an aggregate of 99,665,910 shares of common stock, for 8% Secured Convertible Promissory Notes (the "Replacement Notes") with a face value of $2,308,843 (See Note G).

Interest accrued on these notes at June 30, 2014 is $199,510.

Notes payable, affiliates

Notes payable, affiliates consist of two private investors, shareholders and directors which consist of five Promissory notes totaling $1,216,109 for one private investor, shareholder and director and $45,000 for the other totaling to $1,261,109.

During the quarter ended March 31, 2014, a private investor, shareholder and director provided additional advances of $523,648 and converted $100,000 of the outstanding balance of the line of credit (Note I) for a total additional advances of $623,648. Related to these advances, the Company entered into four Promissory notes totaling $1,216,710 which included $33,062 in accrued interest. The Company entered into two Promissory Notes on January 7, 2014 for $593,062 and $500,000; a third Promissory Note was agreed to on March 18, 2014 in the amount of $60,000; and a fourth Promissory Note was agreed to on March 31, 2014 in the amount of $63,648. Each of these Promissory Notes bear interest at 12.5% and mature one year from date of agreement.

During the six months ended June 30, 2014, a second shareholder and director provided advances of $35,000 in addition to the $10,000 non-interest bearing provided in 2013. The Company entered into a Promissory note related to $45,000 of these advances on March 14, 2014 in the amount of $45,000. The Promissory Note bears interest at 12.5% and mature one year from date of agreement.

Interest accrued on these notes at June 30, 2014 is $71,904.

Non-interest bearing advances, affiliates

Through the quarter ended June 30, 2014, the company received a total of $222,500 non-interest bearing advances. These advances consisted of a private investor, shareholder and director provided $100,000 non-interest bearing advances to the Company; a second private investor, shareholder and director provided $102,500 non-interest bearing advances to the Company; and a third private investor and shareholder provided $20,000 non-interest bearing advances to the Company.

NOTE I – LINES OF CREDIT
	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Line of credit, affiliate	14.0%	July 2015	$2,011,100	$2,011,100
Line of credit, affiliate	12.5%	July 2015	648,710	746,852
			2,659,810	2,757,952
Less current portion			-	-
			$2,659,810	$2,757,952

The lines of credits as noted in Note L above have been extended one year to July 2015 with all other terms remaining the same.

Interest accrued on these lines of credit at June 30, 2014 is $441,068.

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

Significant inputs and results arising from the lattice model are as follows for the Warrants classified in liabilities as of June 30, 2014:
	PPM	October 2013
	Warrants	Warrants
Quoted market price on valuation date	$0.002	$0.002
Contractual exercise price	$0.02500	$0.01
Expected term to maturity	3.81- 4.11 Years	4.33 Years
Dividend yield	0%	0%
Market volatility:
Range of volatilities	136% - 211%	133% - 207%
Equivalent volatility	163%- 166%	162%
Risk free interest:
Range of risk free interest rates	0.05% - 1.13%	0.05% - 1.54%
Equivalent risk free interest rates	0.38% - 0.44%	0.56%
Probability of put occurring	5%	n/a
Estimated value of put per share	De minimis	n/a

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

The following table reflects the changes in fair value of the PPM and October 2013 Warrants:

Beginning balance, January 1, 2014	$1,305,298
Cancellation of Warrants upon rollover of PPM#1 Units into PPM#2	(680,648)
Fair value adjustments	(487,760)
Ending balance, June 30, 2014	$136,890

The decrease in the fair value of the Warrants from December 31, 2013 to June 30, 2014 was predominantly due to a decrease in the Company’s stock price.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE L – SUBSEQUENT EVENTS

Effective July 9, 2014, we entered into a lease located at 4920 Lena Road, Unit #106, Bradenton, Florida 34211. The lease is under a one year lease and requires monthly rent, plus sales tax, of approximately $1,200.

The lines of credit affiliates (Note I) have been extended to July 2015 with all other terms remaining the same.

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The company received a judgment in August 2014 in favor of the landlord, BKOP1, LLC, in the amount of $237,138. The company has accrued this amount at June 30, 2014.

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

The Company had cash of $16,120 as of December 31, 2013 and $69,102 as of June 30, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended June 30, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

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

Results of Operations for the Quarter ended June 30, 2014

For the three months ended June 30, 2014, the Company had a net loss of ($854,034), as compared to a net loss ($3,290,416) for the three months ended June 30, 2013, or a decrease of $2,436,382. The significant factors contributing to this increase are discussed in more detail below.

Revenues

Revenues for the three months ended June 30, 2014 were $180,076, as compared to $406,776 for the three-month period ending June 30, 2013, which represented a decrease of $226,700 or approximately 55.7%. The decrease was the result of decrease in customers.

Gross Profit

The Company had a gross profit of $67,272, and a gross profit margin of 37.4% for the three months ended June 30, 2014, as compared to a gross loss of ($20,574), and a gross loss margin of (5.1%) for the three months ended June 30, 2013. The gross margin increased as a result of a changing product mix and increase in product costs.

Expenses

Total operating expenses decreased to $741,966 for the three-month period ending June 30, 2014 from $2,049,084 for the three-month period ending June 30, 2013, a decrease of $1,307,118 or 63.8%. The major components are discussed below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 and 2013 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $4,325 for the three months ended June 30, 2014, compared to $54,317, for the three months ending June 30, 2013, a decrease of $49,992 or 92.0%. Product development expenses in 2014 represented continuing the refining of existing designs and development of aimed optics, the next generation cobra head and shoebox products.

Management expects to continue to support the development, reengineering, and building its current patent portfolio. As management expected product development costs will continue to decrease until the Company formalizes the product development plan as a result of the restructuring. Management expects this to be completed by the end of the second quarter or beginning of the third quarter.

Compensation & Benefits

Compensation & Benefits expenses were $109,978 for the three months ended June 30, 2014, compared to $948,058 for the three months ended June 30, 2013, a decrease of $838,080 or approximately 88.4%. The decrease is related to a decrease in non-cash expenses associated with stock options awarded to Board members and employees and a decrease related to reduction in cash compensation and benefits due to less employees.

Marketing & Sales

Marketing & Sales expenses totaled $23,255 for the three months ended June 30, 2014, as compared to $339,454 for the three months ended June 30, 2013, representing an decrease of $316,199 or 93.2%. The decrease reflects the company’s efforts to continue to support the brand of the company and position it more effectively in the marketplace. Included in this category are tradeshow expenses and related travel, lodging, meals and entertainment expenses to market the product both domestically in the United States and Internationally.

With the relationships developed, as management expected, marketing and sales expenses continue to reduce after the first quarter of 2014. Due to the restructuring of the company and continued focus on developing and supporting the Company’s patents, management expects to minimize expenses related to tradeshows and related travel expenses. Management continues to support the branding of its products, Company and marketing of its patents to the marketplace.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include legal and professional fees, consultants and occupancy and office expenses. For the three months ended June 30, 2014 the Company incurred aggregate expense of $604,408 in this area, compared to $707,255 for the three months ended June 30, 2013, a decrease of $102,847 or 14.5%. The majority of this decrease is related to decreases in the use of consultants, including stock based compensation paid to consultants, occupancy and office and legal and professional fees. These decreases are offset by $237,138 in increases in occupancy expenses related to a judgment in favor of a previous landlord, BKOP1, LLC.

Research and Development

The Company did not incur any research and development expenses in the three months ended June 30, 2014 nor the three months ended June 30, 2013.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended June 30, 2014 was $396,934 compared to $938,435 for the three months ended June 30, 2013, a decrease of $541,501 or 57.7%. $110,394 of interest expense for the three months ended June 30, 2014 is attributable to the accretion of the discount related to the convertible notes which did not occur during the three months ended June 30, 2013. $729,473 of the expense for the three months ended June 30, 2013 is attributable to warrants which did not occur for the three months ended June 30, 2014. The remaining amount is related to an increase in total company borrowings.

We account for our outstanding Common Stock warrants that were issued in connection with our debentures at fair value. For the three months ended June 30, 2014, the change in the fair value of derivative instruments resulted in a gain of $217,594 compared to a charge of $263,794 for the three months ended June 30, 2013. The fluctuations primarily relate to changes in the price of our common stock during the periods.

Results of Operations for the Six Months ended June 30, 2014

For the six months ended June 30, 2014, the Company had a net loss of ($2,558,717), as compared to a net loss ($5,418,365) for the six months ended June 30, 2013, or a decrease of $2,859,648. The significant factors contributing to this decrease are discussed in more detail below.

Revenues

Revenues for the six months ended June 30, 2014 were $1,142,979, as compared to $863,597 for the six month period ending June 30, 2013, which represented an increase of $279,382 or approximately 32.4%. The increase was the result of sales to three significant customers.

Gross Profit

The Company had a gross profit of $264,569, and a gross profit margin of 23.1% for the six months ended June 30, 2014, as compared to a gross profit of $142,362, and a gross profit margin of 16.5% for the six months ended June 30, 2013. The gross margin increased as a result of a changing product mix and increase in product costs.

Expenses

Total operating expenses decreased to $3,170,950 for the six month period ending June 30, 2014 from $3,475,606 for the six month period ending June 30, 2013, a decrease of $304,656 or 8.8%. The major components are discussed below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 and 2013 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $58,124 for the six months ended June 30, 2014, compared to $68,847, for the six months ending June 30, 2013, a decrease of $10,723 or 15.6%. Product development expenses in 2014 represented continuing the refining of existing designs and development of aimed optics, the next generation cobra head and shoebox products.

Management expects to continue to support the development, reengineering, and building its current patent portfolio. Management expects product development costs to continue to decrease until the Company formalizes the product development plan as a result of the restructuring. Management expects this to be completed by the beginning of the third quarter.

Compensation & Benefits

Compensation & Benefits expenses were $944,161 for the six months ended June 30, 2014, compared to $1,855,809 for the six months ended June 30, 2013, a decrease of $911,648 or approximately 49.1%. The decrease is related to an increase in non-cash expenses associated with stock options awarded to Board members and employees and a decrease related to reduction in cash compensation and benefits due to less employees.

Marketing & Sales

Marketing & Sales expenses totaled $299,306 for the six months ended June 30, 2014, as compared to $491,575 for the six months ended June 30, 2013, representing a decrease of $192,269 or 39.1%. The decrease reflects the company’s efforts to continue to support the brand of the company and position it more effectively in the marketplace. Included in this category are tradeshow expenses and related travel, lodging, meals and entertainment expenses to market the product both domestically in the United States and Internationally.

With the relationships developed, as management expected, marketing and sales expenses continue to reduce through the second quarter of 2014. Due to the restructuring of the company and continued focus on developing and supporting the Company’s patents, management expects to minimize expenses related to tradeshows and related travel expenses. Management continues to support the branding of its products, Company and marketing of its patents to the marketplace.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include legal and professional fees, consultants and occupancy and office expenses. For the six months ended June 30, 2014 the Company incurred aggregate expense of $1,869,359 in this area, compared to $1,059,375 for the six months ended June 30, 2013, an increase of $809,984 or 76.5%. $237,138 of the increase in occupancy expense relates to a judgment in favor of a previous landlord, BKOP1, LLC.  The majority of this increase is related to increases in use of consultants, including stock based compensation paid to consultants, occupancy and office and legal and professional fees.

Research and Development

The Company did not incur any research and development expenses in the six months ended June 30, 2014 nor the six months ended June 30, 2013.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) and change in fair value of derivative liabilities as discussed below:

Total interest expense for the six months ended June 30, 2014 was $(140,096) compared to $1,802,798 for the six months ended June 30, 2013, a decrease of $1,942,894 or (107.8)%. $202,630 of this decrease is attributable to the accretion of the discount related to the convertible notes which did not occur during the six months ended June 30, 2013. A significant amount of the decrease is attributable to expense for the six months ended June 30, 2014 associated with warrants in the amount of $1,433,473 which did not occur for the six months ended June 30, 2014. The remaining amount is related to an increase in total company borrowings.

We account for our outstanding Common Stock warrants that were issued in connection with our debentures at fair value. For the six months ended June 30, 2014, the liability related to these instruments fluctuated, resulting in a gain of $487,760 compared to a charge of $263,794 for the six months ended June 30, 2013. The fluctuations primarily relate to changes in the price of our common stock during the periods.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2013, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of June 30, 2014, we had $69,102 in cash and cash equivalents. We had receivables, net of allowances, of $584,664 and inventory, net of reserves, of $368,052. Our current liabilities as of that date were $5,571,029.

Our business cycle is working capital intensive. The sales cycle can be several months or longer and sales are not invoiced until the product has been built and shipped, requiring all cost of goods, and in some cases sales commissions, to be incurred prior to payment on an order. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. As discussed in “Lines of Credit” in Note I to the Financial Statements, we have two lines of credit with a total borrowing capacity of $2.75 million, $2 million of which was provided in cash to the Company and can be used for working capital purposes while the other $750,000 facility is available upon request for specific customer purchase orders pursuant to certain conditions. As of June 30, 2014, the Company had drawn an aggregate of $2,757,952 and had no remaining available balance.

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

The Company uses contract manufacturers to produce its products and therefore does not have significant capital expenditures at this time.

For the Six Month Period Ended
	June 30, 2014	June 30, 2013
Cash flows used in Operations	$(743,791)	(3,508,816)

Investing Activities	$(77,585)	(71,509)

Financing Activities	$874,358	2,535,955

Cash at end of period	$69,102	598,094

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 totaled ($743,791) as compared to ($3,508,816) for the six months ended June 30, 2013.  During the period ended June 30, 2014, the cash used in operating activities consisted principally of the net loss from operations, stock based compensation, change in fair value of debt instruments, increase in accounts receivable, increase in inventory, decrease in inventory reserve and increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing for the six months ended June 30, 2014 was ($77,585) as compared to ($71,509) for the six months ended June 30, 2013. The represents capital expenditures primarily associated with the purchase of computer equipment and software.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2014 was $874,358 as compared to $2,535,955 for the six months ended June 30, 2013, which primarily consisted of proceeds from private placements, notes payable and lines of credit.

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

The Company had cash of $69,102 as of June 30, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended March 31, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The company received a judgment in August 2014 in favor of the landlord, BKOP1, LLC, in the amount of $237,138. The company has accrued this amount at June 30, 2014.

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

Effective July 9, 2014, we entered into a lease located at 4920 Lena Road, Unit #106, Bradenton, Florida 34211. The lease is under a one year lease and requires monthly rent, plus sales tax, of approximately $1,200.

As of August 6, 2014, we have 4 full-time employees. At present, Evolucia has reduced its personnel and staff in order to eliminate excess overhead and to refocus on the business’ core fundamentals: the protection and monetization of the Aimed Optics intellectual property and the commercialization and sale of the company’s core products that are manufactured through the partnership with Leader Electronics.  The Board accepted Mel Interiano’s resignation in April 2014; and the company has employed Thomas Seifert as Interim CEO and Interim CFO.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at June 30, 2014, we believe we have adequate resources, such as our credit facilities and the potential proceeds from a private placement during 2014 to meet our operating commitments in 2014. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Litigation with Landlord

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The company received a judgment in August 2014 in favor of the landlord, BKOP1, LLC, in the amount of $237,138. The company has accrued this amount at June 30, 2014.

Potential Litigation

Through December 31, 2013, the Company made advances to Affineon Lighting aggregating $636,000 for Affineon to purchase inventory. These advances were to be repaid upon sale of Affineon’s products, however no amounts were repaid. The Company is attempting to collect the advances but has reserved the entire balance at December 31, 2013, and June 30, 2014. In addition, the Company’s former Principal Accounting Officer has been appointed as the Principal Executive Officer at Affineon subsequent to his terminating his employment with the Company. The Company is uncertain as to what additional actions, if any, it will take against Affineon or its former Principal Accounting Officer.

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

During the period ended June 30, 2014, the Company issued 300,000 shares of stock in exchange for $11,970 related to a former employee exercising the stock options.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

In April 2014, pursuant to restructuring our organization for greater efficiencies the Company has relocated its current operations to a smaller facility as part of its scaling back current operations. We have received a notice of violation from our landlord related to our facility located at 7040 Professional Parkway East, Sarasota, Florida 34240. The landlord is a shareholder and we are working with the landlord to resolve the current default on the operating facility lease. While we do not know the current outcome in relation to the obligation on the lease, the discussions with the landlord are amicable and both parties are seeking a solution that is agreeable for both parties.

Effective July 9, 2014, we entered into a lease located at 4920 Lena Road, Unit #106, Bradenton, Florida 34211. The lease is under a one year lease and requires monthly rent, plus sales tax, of approximately $1,200.

The lines of credit affiliates (Note I) have been extended to July 2015 with all other terms remaining the same.

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The company received a judgment in August 2014 in favor of the landlord, BKOP1, LLC, in the amount of $237,138. The company has accrued this amount at June 30, 2014.

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

EVOLUCIA, INC.

Signature	Title	Date

/s/THOMAS SEIFERT	Chief Executive Officer and Chief Financial Officer	August ____, 2014
Thomas Seifert	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)