Form 10-Q
period 2014-09-30
Evolucia Inc.
filed 2014-11-14
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 14, 2014 was 1,355,269,085.

 FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

Evolucia, Inc.
Consolidated Balance Sheets

ASSETS
Current assets:	September 30, 2014	December 31, 2013
	(Unaudited)
Cash and cash equivalents	$6,974	$16,120
Accounts receivable, net	548,195	338,361
Inventory	554,891	732,145
Prepaid expenses and other current assets	10,437	38,198
Total current assets	1,120,497	1,124,824

Property and equipment, at cost, net of
accumulated depreciation of $66,968 and $126,719	74,062	137,395

Other assets:
Deposits and other assets	75,218	89,013

	$1,269,777	$1,351,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accruals	$3,538,485	$2,843,402
Convertible notes payable	-	50,000
Share repurchase liability	1,000,000	1,000,000
Liability for over commitment of common shares	230,000	840,000
Current portion of notes payable	936,474	664,642
Total current liabilities	5,704,959	5,398,044

Derivative liabilities	136,890	1,305,298
Convertible notes payable, long term portion, net of debt discount	1,963,553	450,000
Notes payable, long term portion, net of debt discount	2,529,409	1,344,431
Lines of credit, affiliates, long term portion	2,659,810	2,757,952
	12,994,621	11,255,725

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,355,269,085 and 1,266,457,952 shares issued and outstanding	1,355,269	1,266,458
Additional paid-in capital	93,170,303	90,922,742
Accumulated (deficit)	(106,215,941)	(102,059,218)
	(11,690,369)	(9,870,018)
Less: Treasury stock, at cost, 313,400 shares	(34,475)	(34,475)
	(11,724,844)	(9,904,493)
	$1,269,777	$1,351,232

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013

Sales	$61,114	$725,278	$1,204,093	$1,588,875

Cost of sales	(187,043)	563,542	691,367	1,284,777
Gross profit	248,157	161,736	512,726	304,098

Selling, general and administrative expenses	1,439,796	3,055,479	4,610,746	6,531,084

Loss from operations	(1,191,639)	(2,893,743)	(4,098,020)	(6,226,986)

Other income (expenses):
Other expense	-	18,529	-	-
Change in fair value of derivative instruments, net	-	303,009	487,761	39,215
Interest expense and debt conversion expense, net	(406,367)	(860,588)	(546,464)	(2,663,386)
Total other income (expenses)	(406,367)	(539,050)	(58,703)	(2,624,171)

Loss before income taxes	(1,598,006)	(3,432,793)	(4,156,723)	(8,851,157)
Income taxes	-	-	-	-
Net loss	$(1,598,006)	$(3,432,793)	$(4,156,723)	$(8,851,157)

Per share information basic and diluted:
Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	1,355,269,085	1,237,422,713	1,342,571,858	1,216,154,683

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2014
 (Unaudited)
			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balance December 31, 2013	1,266,457,952	$1,266,458	$90,922,742	$ (102,059,218)	$(34,475)	$(9,904,493)
Shares issued for debenture conversion	2,020,000	2,020	8,080	-	-	10,100
Shares issued for services	96,491,133	96,491	849,815	-	-	946,306
Stock options issued for services and expenses	-	-	757,996	-	-	757,996
Stock options exercised	300,000	300	11,670	-	-	11,970
Reduction in liability for over commitment of common shares	-	-	610,000	-	-	610,000
Shares cancelled	(10,000,000)	(10,000)	10,000	-	-	-
Net (loss) for the period	-	-	-	(4,156,723)	-	(4,156,723)
Balance September 30, 2014	1,355,269,085	$1,355,269	$93,170,303	$(106,215,941)	$(34,475)	$(11,724,844)

See the accompanying notes to the consolidated financial statements.

Evolucia, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net cash (used in) operating activities	$(925,919)	$(4,856,080)

Cash flows from investing activities:
Acquisition of property and equipment	(77,585)	(188,864)
Net cash (used in) investing activities	(77,585)	(188,864)

Cash flows from financing activities:

Proceeds (repayments) of loans from affiliates	897,500	-
Proceeds from lines of credit, net	1,858	-
Proceeds from notes payable and convertible debentures	95,000	3,446,814

Net cash provided by financing activities	994,358	3,446,814

Increase (decrease) in cash and cash equivalents	(9,146)	(1,598,130)
Cash and cash equivalents, beginning	16,120	1,642,464
Cash and cash equivalents, ending	$6,974	$44,334

Cash paid for interest	$12,120	$72,828
Cash paid for income taxes	$-	$-

See the accompanying notes to the consolidated financial statements.

EVOLUCIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Reclassifications

Certain amounts for the period ended September 30, 2013, have been reclassified in the comparative financial statements to be comparable to the presentation for the period ended September 30, 2014. These reclassifications had no effect on net loss as previously reported.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our bad debt allowance, inventory allowances, our deferred income tax assets, derivative financial instruments and stock based compensation.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

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

The Company determined an allowance for uncollectible accounts was not required at September 30, 2014 and December 31, 2013.

Inventory

Inventory consists of various electronic and other components used in the assembly of LED lighting fixtures.  Inventory is stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Materials and components	$1,714,644	$2,107,145
Inventory reserve	(1,159,753)	(1,375,000)
	$554,891	$732,145

At December 31, 2013, the Company established a reserve of $1,375,000 for the possible effects of the Company’s restructuring of its operations. Management continues to evaluate current stock levels and utilizes current inventories to generate sales to customers while minimizing new purchases as the Company focuses on product development. Management evaluated the reserve at September 30, 2014 and because of a direct write off of inventory a reduction of $215,247 in the reserve was needed as of September 30, 2014 which was charged to cost of goods.

Accounts Payable and Accruals

Accounts Payable and accruals consist of amounts owed during the normal course of business to vendors, accrued interest to note holders and litigation settlements. Accounts Payable and accruals consist of the following:

	September 30, 2014	December 31, 2013
Amounts owed to vendors	$1,938,654	$1,903,193
Accrued interest to note holders	1,152,458	683,346
Litigation settlement – lease	237,138	-
Other Accruals	210,235	256,863
Total	$3,538,485	$2,843,402

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

Loss Per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.   Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  Common stock equivalents that are anti-dilutive are excluded. The total number of shares not included in the calculation at September 30, 2014 and 2013, because they were anti-dilutive, was approximately 359,586,669 and 506,074,266, respectively.

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

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2014 is as follows:

Beginning balance, January 1, 2014	$1,305,298
Cancelled derivative warrants	(680,648)
Total (gains) or losses included in earnings	(487,760)
Ending balance, September 30, 2014	$136,890

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

NOTE B – LIQUIDITY AND GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses of $4,156,723 during the nine months ended September 30, 2014, and have working capital and stockholder deficits of $4,584,462 and $11,724,844 at September 30, 2014.

Management intends to continue to finance operations through debt and equity as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful in securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended June 30, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sales opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to support its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

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

As of September 30, 2014, the Company’s outstanding common shares and its commitment to issue common shares, excluding warrants valued as derivative obligations, exceeded the authorized number of common shares by 126,162,048 shares. The fair value of these shares of $230,000 has been reclassified as a liability at September 30, 2014.

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

On September 11, 2014, the Company and the Landlord entered into a Settlement Agreement (the "7040 Agreement") pursuant to which the Company and the Landlord settled all past due amounts and amounts owed for the term of the Lease in consideration for the Company issuing the Landlord an 8% Secured Promissory Note in the amount of $1,100,000 (the “7040 Note”).  The Landlord agreed to return to the Company the Common Stock Option to acquire 12,000,000 shares of common stock of the Company (the “7040 Option”) which was previously issued to the Landlord in conjunction with the Lease.  In addition, the parties released each other from any and all future legal claims.  The 7040 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The company has recorded this financial obligation as a Note Payable at September 30, 2014.

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

Certain note holders are alleging that the Company has not acted in good faith regarding said note holders. No formal action has been initiated regarding these allegations.

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

Concentrations

During the nine months ended September 30, 2014 and 2013, the Company had 42% and 25% of sales to two customer and 46% to one customers, respectively, which sales individually represented in excess of 10% of the Company’s total sales.

At September 30, 2014, approximately 92% of net accounts receivable was due from one customers and, at December 31, 2013, 63% of net accounts receivable was due from one customer.

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

During the three months ended September 30, 2014, the Company granted no options to employees, consultants and officers to purchase common shares. During the three months ended September 30, 2014, an aggregate of $69,320 was charged to operations related to options granted during prior years.

At September 30, 2014, there was an aggregate of $1,102,376 of unrecognized expense related to stock options that vest in future periods. A summary of stock options is as follows:
Shares
Options outstanding at January 1, 2014	327,351,660
Options granted	31,175,000
Options exercised	(300,000)
Options cancelled	(90,241,748)
Outstanding at September 30, 2014	267,984,912

Exercisable at September 30, 2014	207,224,495

NOTE G – CONVERTIBLE NOTES PAYABLE

	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Convertible Note	9.0%	July 2013	$-	$50,000
Convertible Notes (“PPM#2”)	8.0%	December 2016	3,169,526	450,000
Less: Unamortized Portion of Discount			(1,205,973)	-
			1,963,553	500,000
Less current portion			-	(50,000)
			$1,963,553	$450,000

Convertible Note

During the period ended March 31, 2014, the remaining $50,000 of the Notes, together with accrued interest of $20,041, was converted into the Convertible Notes (“PPM#2”) described below.

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

Interest accrued on these notes at September 30, 2014 is $192,383.

NOTE H – NOTES PAYABLE
	Interest Rate	Warrants	Maturity Date	September 30, 2014	December 31, 2013

Note Payable, former officer	9.0%	-	April 2014 (in default)	$359,537	$359,537
Notes Payable (“PPM#1”)	14.0%	51,501,757	April, May and August 2016	1,074,950	3,155,187
Less: Unamortized Portion of Discount				(1,016,139)	(2,671,398)
Notes Payable, affiliates	12.5%	40,000,000	February 2015	1,261,709	560,000
Non-interest bearing advances, affiliates	n/a		Demand	222,500	10,000
Notes Payable, affiliate company	15.0%		Demand	100,000	96,779
Notes Payable	12.0%		July 2013 (in default)	193,326	498,968
Note Payable	10.0%		February 2015	40,000	-
Note Payable, former officer	12.5%		February 2015	5,000	-
Callable Notes Payable, affiliates	14.0%		Callable	125,000	-
Note Payable, 7040 Note	8.0%		July 2018	1,100,000	-
				3,465,883	2,009,073
Less: current portion				(936,474)	(664,642)
		91,601,757		$2,529,409	$1,344,431

Note payable, former officer

During March 2013, the Company settled a dispute related to an employment contract with a former officer by issuing a note payable for $359,537, bearing interest at 9% per annum and due in April 2014.

Interest accrued on this note at September 30, 2014, 2014 was $48,537.

Notes payable (“PPM#1”)

As of September 30, 2014, the total balance outstanding related to PPM #1 is $1,074,950. During the quarter ended March 31, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities, representing an aggregate of $2,080,237 in principal and $228,606 in accrued interest, and PPM #1 Warrants to acquire an aggregate of 99,665,910 shares of common stock, for 8% Secured Convertible Promissory Notes (the "Replacement Notes") with a face value of $2,308,843 (See Note G).

Interest accrued on these notes at September 30, 2014 is $245,014.

Notes payable, affiliates

Notes payable, affiliates consist of two private investors, shareholders and directors which consist of five Promissory Notes totaling $1,216,109 for one private investor, shareholder and director and $45,000 for the other totaling $1,261,709.

During the quarter ended March 31, 2014, a private investor, shareholder and director provided additional advances of $523,648 and converted $100,000 of the outstanding balance of the line of credit (Note I) for a total additional advances of $623,648. The Company entered into two Promissory Notes on January 7, 2014 for $593,061 and $500,000; a third Promissory Note was agreed to on March 18, 2014 in the amount of $60,000; and a fourth Promissory Note was agreed to on March 31, 2014 in the amount of $63,648. Each of these Promissory Notes bear interest at 12.5% and mature one year from date of agreement.

During the three months ended March 31, 2014, a second private investor, shareholder and director provided advances of $35,000 in addition to the $10,000 non-interest bearing advance provided in 2013. The Company entered into a Promissory note related these advances on March 14, 2014 in the amount of $45,000. The Promissory Note bears interest at 12.5% and mature one year from date of agreement.

Interest accrued on these notes at September 30, 2014 is $112,209.

Non-interest bearing advances, affiliates

Through the quarter ended June 30, 2014, the Company received a total of $222,500 non-interest bearing advances. These advances consisted of a private investor, shareholder and director providing $100,000 non-interest bearing advances to the Company; a second private investor, shareholder and director providing $102,500 non-interest bearing advances to the Company; and a third private investor and shareholder providing $20,000 non-interest bearing advances to the Company.

Callable Notes Payable, affiliates

Callable notes payable, affiliates consist of two private investors, shareholders and directors which consist of six Callable Promissory Notes totaling $62,500 for one private investor, shareholder and director and $62,500 for the other totaling $125,000.

During the quarter ended September 30, 2014, a private investor, shareholder and director provided additional advances of $62,500. The Company entered into three Callable Promissory Notes on August 1, 2014 for $20,000; a second Callable Promissory Note on August 18, 2014 for $12,500; and a third Callable Promissory Note was agreed to on September 5, 2014 in the amount of $30,000. Each of these Callable Promissory Notes bear interest at 14.0% and is callable upon the completion of a minimum of a $1,000,000 capital investment in the Company.

During the quarter ended September 30, 2014, a second private investor, shareholder and director provided additional advances of $62,500. The Company entered into three Callable Promissory Notes on August 1, 2014 for $20,000; a second Callable Promissory Note on August 18, 2014 for $12,500; and a third Callable Promissory Note was agreed to on September 5, 2014 in the amount of $30,000. Each of these Callable Promissory Notes bear interest at 14.0% and is callable upon the completion of a minimum of a $1,000,000 capital investment in the Company.

Interest accrued on these notes at September 30, 2014 is $1,746.

Note Payable, 7040 Note

Note Payable, 7040 Note relates to a Settlement Agreement (the “7040 Agreement”) entered into on September 11, 2014, between the Company and the previous Landlord. According to this Settlement Agreement (the "7040 Agreement"), the Company and the Landlord settled all past due amounts and amounts owed for the term of the Lease in consideration for the Company issuing the Landlord an 8% Secured Promissory Note in the amount of $1,100,000 (the “7040 Note”). The Landlord agreed to return to the Company the Common Stock Option to acquire 12,000,000 shares of common stock of the Company (the “7040 Option”) which was previously issued to the Landlord in conjunction with the Lease.  In addition, the parties released each other from any and all future legal claims.  The 7040 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The company has recorded this amount as a Note Payable matures July 31, 2018.

NOTE I – LINES OF CREDIT
	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Line of credit, affiliate	14.0%	October 2015	$2,011,100	$2,011,100
Line of credit, affiliate	12.5%	October 2015	648,710	746,852
			2,659,810	2,757,952
Less current portion			( -)	( -)
			$2,659,810	$2,757,952

During the three months ending March 31, 2014, $100,000 of the line of credit, affiliate, was converted into a Note Payable, affiliate as described in Note H.

The lines of credits as noted in Note L above have been extended one year to October 2015 with all other terms remaining the same.

Interest accrued on these lines of credit at September 30, 2014 is $532,050.

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

Significant inputs and results arising from the lattice model are as follows for the Warrants classified in liabilities as of September 30, 2014:
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

The following table reflects the changes in fair value of the PPM and October 2013 Warrants:

Beginning balance, January 1, 2014	$1,305,298
Cancellation of Warrants upon rollover of PPM#1 Units into PPM#2	(680,648)
Fair value adjustments	(487,760)
Ending balance, September 30, 2014	$136,890

The decrease in the fair value of the Warrants from December 31, 2013 to September 30, 2014 was predominantly due to a decrease in the Company’s stock price.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE L – SUBSEQUENT EVENTS

On November 5, 2014, a private investor, shareholder and director provided additional advances of $40,000. The Company entered into a Callable Promissory Note on November 5, 2014 for $40,000. The Callable Promissory Note bears interest at 14.0% and is callable upon the completion of a minimum of a $1,000,000 capital investment in the Company.

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

The Company had cash of $16,120 as of December 31, 2013 and $6,974 as of September 30, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended June 30, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

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

Results of Operations for the Quarter ended September 30, 2014

For the three months ended September 30, 2014, the Company had a net loss of ($1,598,006), as compared to a net loss ($3,432,793) for the three months ended September 30, 2013, or a decrease of $1,834,787. The significant factors contributing to this decrease are discussed in more detail below.

Revenues

Revenues for the three months ended September 30, 2014 were $61,114, as compared to $725,278 for the three-month period ending September 30, 2013, which represented a decrease of $664,164 or approximately 92%. The decrease was the result of decrease in customers.

Gross Profit

The Company had a gross profit (loss) of $248,157, and a gross profit margin of 406% for the three months ended September 30, 2014, as compared to a gross profit of $161,736 or a gross profit margin of 22.3% for the three months ended September 30, 2013. The gross margin increased as a result of a decrease in the inventory reserve, changing product mix and decrease in product costs.

Expenses

Total operating expenses decreased to $1,439,796 for the three month period ending September 30, 2014 from $3,055,479 for the three month period ending September 30, 2013, a decrease of $1,615,683 or 53%. The major components are discussed below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 and 2013 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $52,379 for the three months ended September 30, 2014, compared to $37,473, for the three months ending September 30, 2013, an increase of $14,906 or 40%. Product development expenses in 2014 represented continuing the refining of existing designs and development of aimed optics, the next generation cobra head and shoebox products.

Management expects to continue to review and support the development, reengineering, and building its current patent portfolio. As management expected product development costs will continue to decrease until the Company formalizes the product development plan as a result of the restructuring. Management expects this to be completed by the end of the year.

Compensation & Benefits

Compensation and benefit expenses were $97,620 for the three months ended September 30, 2014, compared to $1,021,304 for the three months ended September 30, 2013, a decrease of $923,684 or approximately 90%. The decrease is related to a decrease in non-cash expenses associated with stock options awarded to Board members and employees and a decrease related to reduction in cash compensation and benefits due to less employees.

Marketing & Sales

Marketing & Sales expenses totaled $22,506 for the three months ended September 30, 2014, as compared to $292,099 for the three months ended September 30, 2013, representing a decrease of $269,593 or 92%. The decrease reflects the decline in the company’s efforts to continue to support the brand of the company and position it more effectively in the marketplace. Included in this category are tradeshow expenses and related travel, lodging, meals and entertainment expenses to market the product both domestically in the United States and Internationally.

With the relationships developed, as management expected, marketing and sales expenses continue to reduce through 2014. Due to the restructuring of the company and continued focus on developing and supporting the Company’s patents, management expects to minimize expenses related to tradeshows and related travel expenses. Management continues to support the branding of its products, Company and marketing of its patents to the marketplace.

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include legal and professional fees, consultants and occupancy and office expenses. For the three months ended September 30, 2014 the Company incurred aggregate expense of $1,267,291 in this area, compared to $2,014,495 for the three months ended September 30, 2013, a decrease of $747,204 or 37%. A one time charge during the three months ending September 30, 2014 of $1,100,000 related to the settlement agreement with a former landlord combined with the decreases in use of consultants, including stock based compensation paid to consultants, occupancy and office and legal and professional fees led to the net decrease.

Research and Development

The Company did not incur any research and development expenses in the three months ended September 30, 2014 nor the three months ended September 30, 2013.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended September 30, 2014 was $406,367 compared to $860,588 for the three months ended September 30, 2013, a decrease of $454,221 or 53%. $139,606 of interest expense for the three months ended September 30, 2014 is attributable to the accretion of the discount related to the convertible notes which did not occur during the three months ended September 30, 2013. $303,009 expense for the three months ended September 30, 2013 is attributable to warrants which did not occur for the three months ended September 30, 2014. The remaining amount is related to an increase in total company borrowings.

Results of Operations for the Nine Months ended September 30, 2014

For the nine months ended September 30, 2014, the Company had a net loss of ($4,156,723), as compared to a net loss ($8,851,157) for the nine months ended September 30, 2013, or a decrease of $4,694,434 or approximately 53%. The significant factors contributing to this decrease are discussed in more detail below.

Revenues

Revenues for the nine months ended September 30, 2014 were $1,204,093, as compared to $1,588,875 for the nine month period ending September 30, 2013, which represented a decrease of $384,782 or approximately 24%. The decrease was the result of sales to fewer customers.

Gross Profit

The Company had a gross profit of $512,726, and a gross profit margin of 43% for the nine months ended September 30, 2014, as compared to a gross profit of $304,098 or a gross profit margin of 19.1% for the nine months ended September 30, 2013. The gross profit increased as a result of a decrease in the inventory reserve, changing product mix to newer product versions, which are more profitable than legacy products and decrease in product costs.

Expenses

Total operating expenses decreased to $4,610,746 for the nine month period ending September 30, 2014 from $6,531,084 for the nine month period ending September 30, 2013, a decrease of $1,920,338, or 29%. The major components are discussed below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 and 2013 were equal to total operating expenses, as the Company had no research and development expense in that period. The major components of Selling, General and Administrative Expenses are discussed below.

Product Development

Product development costs were $110,503 for the nine months ended September 30, 2014, compared to $106,320, for the nine months ending September 30, 2013, an increase of $4,183 or 4%. Product development expenses in 2014 represented continuing the refining of existing designs and development of aimed optics, the next generation cobra head and shoebox products.

Management expects to continue to review and support the development, reengineering, and building its current patent portfolio. Management expects product development costs to continue to decrease until the Company formalizes the product development plan as a result of the restructuring. Management expects this to be completed by the end of the year.

Compensation & Benefits

Compensation & Benefits expenses were $1,041,781 for the nine months ended September 30, 2014, compared to $2,268,268 for the nine months ended September 30, 2013, a decrease of $1,226,487 or approximately 54%. The decrease is related to a decrease in non-cash expenses associated with stock options awarded to Board members and employees and a decrease related to reduction in cash compensation and benefits due to less employees.

Marketing & Sales

Marketing & Sales expenses totaled $321,813 for the nine months ended September 30, 2014, as compared to $783,674 for the nine months ended September 30, 2013, representing a decrease of $461,861 or 59%. The decrease reflects the company’s decreased efforts to continue to support the brand of the company and position it more effectively in the marketplace. Included in this category are tradeshow expenses and related travel, lodging, meals and entertainment expenses to market the product both domestically in the United States and Internationally.

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

General and Administrative

General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of goods and include legal and professional fees, consultants and occupancy and office expenses. For the nine months ended September 30, 2014 the Company incurred aggregate expense of $3,136,649 in this area, compared to $3,372,822 for the nine months ended September 30, 2013, a decrease of $236,173 or 7%. During the nine months ending September 30, 2014, the company incurred one time charges totaling $1,337,138 consisting of $237,138 and $1,100,000 related to a judgment and settlement agreement with former landlords, respectively. The decrease relates to significant decrease in use of consultants, including stock based compensation paid to consultants, occupancy and office and legal and professional fees.

Research and Development

The Company did not incur any research and development expenses in the nine months ended September 30, 2014 nor the nine months ended September 30, 2013.

Other Income and Expenses

Other income and expense reflects interest expense (net of interest income) and change in fair value of derivative liabilities as discussed below:

Total interest expense for the nine months ended September 30, 2014 was $546,464 compared to $2,663,386 for the nine months ended September 30, 2013, a decrease of $2,116,922 or 80%. ($244,319) of this decrease is attributable to the accretion of the discount related to the convertible notes which did not occur during the six months ended September 30, 2013. A significant amount of the decrease is attributable to expense for the nine months ended September 30, 2014 associated with warrants in the amount of ($487,761) which was ($39,215) for the nine months ended September 30, 2013. The remaining amount is related to an increase in total company borrowings.

Liquidity and Capital Resources

The Company’s cash flow from operations is insufficient to meet its current obligations. In fiscal year 2014, the Company relied upon additional investment through sales of common stock, lines of credit, and debentures in order to fund its operations.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and debt. As of September 30, 2014, we had $6,974 in cash and cash equivalents. We had receivables, net of allowances, of $548,195 and inventory, net of reserves, of $554,891. Our current liabilities as of that date were $5,704,959.

Our business cycle is working capital intensive. The sales cycle can be several months or longer and sales are not invoiced until the product has been built and shipped, requiring all cost of goods, and in some cases sales commissions, to be incurred prior to payment on an order. Also, because we build our products based upon a specific order, it can take up to 90 days to fulfill an order, followed by a period of time in which to collect our receivables. As discussed in “Lines of Credit” in Note I to the Financial Statements, we have two lines of credit with a total borrowing capacity of $2.75 million, $2 million of which was provided in cash to the Company and can be used for working capital purposes while the other $750,000 facility is available upon request for specific customer purchase orders pursuant to certain conditions. As of September 30, 2014, the Company had drawn an aggregate of $2,659,810 and had no remaining available balance.

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

The Company uses contract manufacturers to produce its products and therefore does not have significant capital expenditures at this time.

For the Nine Month Period Ended
	September 30, 2014	September 30, 2013
Cash flows used in Operations	$(925,919)	$(4,856,080)

Investing Activities	$(77,585)	$(188,864)

Financing Activities	$994,358	$3,446,814

Cash at end of period	$6,974	$44,334

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 totaled ($925,919) as compared to ($4,856,080) for the nine months ended September 30, 2013.  During the nine month period ended September 30, 2014, the cash used in operating activities consisted principally of the net loss from operations, stock based compensation, change in fair value of debt instruments, increase in accounts receivable, decrease in inventory, decrease in inventory reserve and increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing for the nine months ended September 30, 2014 was ($77,585) as compared to ($188,864) for the nine months ended September 30, 2013. The represents capital expenditures primarily associated with the purchase of computer equipment and software.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2014 was $994,358 as compared to $3,446,814 for the nine months ended September 30, 2013, which primarily consisted of proceeds from notes payable and lines of credit in 2014 and private placements in 2013.

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

The Company had cash of $6,974 as of September 30, 2014. The Company may incur operating losses for the foreseeable future and there can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we will be forced to reduce our expenses and may have to cease operations. During the period ended June 30, 2014, the Company’s Chief Executive Officer, who was also the Chief Financial Officer, resigned. In addition, the company is restructuring its organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were terminated.  The Company will continue to rely on its relationship with its partner, Leader Electronics, Inc., and optimize its strong industry relationship as it continues to concentrate on its legacy Aimed Optics™ products.  It will also continue to supports its development, reengineering, and building its current patent portfolio, which includes the continuing effort to reduce costs in an effort to become a more affordable option in the industry.

We previously leased an operating facility at 106 Cattlemen Road Sarasota, FL 34232. This facility is under a five year and six months lease. The lease required monthly rent, including sales tax, of approximately $10,445. The building consisted of 17,252 square feet of laboratory, warehouse and office space. On October 28, 2012, the Company completely vacated its operations from its former headquarters at 106 Cattlemen Road, Sarasota, FL, 34232 due to the presence of mold. The Company was responsible for an aggregate of approximately $280,000 in future rent payments at the time it vacated the property. The Company received a judgment in August 2014 in favor of the landlord, BKOP1, in the amount of $237,138. The Company has accrued this amount at June 30, 2014.

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

In April 2014, we restructured our organization for greater efficiencies, and is aggressively pursuing sale opportunities, which continue to present themselves to the company. The company is working with distributors and end users in order to maximize potential sales. As a result of the Company scaling back current operations, substantially all of the Company’s employees were released. We have received a notice of violation from our landlord related to our facility located at 7040 Professional Parkway East, Sarasota, Florida 34240.

On September 11, 2014, the Company and the Landlord entered into a Settlement Agreement (the "7040 Agreement") pursuant to which the Company and the Landlord settled all past due amounts and amounts owed for the term of the Lease in consideration for the Company issuing the Landlord an 8% Secured Promissory Note in the amount of $1,100,000 (the “7040 Note”).  The Landlord agreed to return to the Company the Common Stock Option to acquire 12,000,000 shares of common stock of the Company (the “7040 Option”) which was previously issued to the Landlord in conjunction with the Lease.  In addition, the parties released each other from any and all future legal claims.  The 7040 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The company has recorded this financial obligation as a Note Payable at September 30, 2014.

Effective July 9, 2014, we entered into a lease located at 4920 Lena Road, Unit #106, Bradenton, Florida 34211. The lease is under a one year lease and requires monthly rent, plus sales tax, of approximately $1,200.

As of November 14, 2014, we have 3 full-time employees. At present, Evolucia has reduced its personnel and staff in order to eliminate excess overhead and to refocus on the business’ core fundamentals: the protection and monetization of the Aimed Optics intellectual property and the commercialization and sale of the company’s core products that are manufactured through the partnership with Leader Electronics.  The Board accepted Mel Interiano’s resignation in April 2014; and the company has employed Thomas Seifert as Interim CEO and Interim CFO.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at September 30, 2014, we believe we have adequate resources, such as our credit facilities and the potential proceeds from a private placement during 2014 to meet our operating commitments in 2014. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional debt or equity financing. There can be no guarantee that we will be successful securing funding. In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities representing an aggregate of $2,308,842 in principal and accrued interest, and PPM Warrants to acquire an aggregate of 99,665,910 shares of common stock for 8% Secured Convertible Promissory Notes (the "PPM #2") with a face value of $2,308,842. The PPM #2 securities mature three years from the date of issuance and are convertible into shares of common stock at a conversion price of $0.01 per share subject to the Company increasing its authorized shares of common stock.  Interest is due and payable on the maturity date.  The PPM #2 securities are secured by assets of the Company and can be prepaid in whole or in part at any time without the consent of the holder.

The Company considered whether the exchange of the PPM #1 Notes and PPM Warrants was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the PPM #1 Notes prior to restructuring. ASC 470 requires that the effects of any sweeteners be considered when determining the cash flows for the restructured debt.  As such, the fair value of the cancelled PPM Warrants of approximately $681,700 was considered when determining whether a concession had been granted.  Because the total cash outflows required under the restructured debt were greater than the carrying amount of the debt prior to the restructuring, no gain or loss was recognized and there was no adjustment to the carrying amount of the debt. Rather, the carrying amount of the debt will be used to calculate interest expense over the remaining term of the restructured debt so that any unamortized deferred costs from the original debt financing continue to be recognized as interest expense over the remaining term of the restructured debt. Subsequent to the restructuring, the effective interest rate on the debt is approximately 47%.

On January 1, 2014 the holders of two Convertible Promissory Notes issued in 2013 agreed to roll-over their principal and accrued interest of $170,042 into PPM #2 described above in Note G. The transaction was not considered a troubled debt restructuring because the borrower’s effective interest rate before the roll-over was less than the effective interest rate after the rollover. As such, the transaction was treated as a modification and the difference between the carrying amount of the original Convertible Promissory Notes of $170,042 and the fair value of the newly issued PPM #2 Notes was recorded as a gain on extinguishment of approximately $13,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

The lines of credit affiliates (Note I) have been extended to October 2015 with all other terms remaining the same.

On November 5, 2014, a private investor, shareholder and director provided additional advances of $40,000. The Company entered into a Callable Promissory Note on November 5, 2014 for $40,000. The Callable Promissory Note bears interest at 14.0% and is callable upon the completion of a minimum of a $1,000,000 capital investment in the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Change (1)

3.2	Agreement and Plan of Merger between Acadia Resources, Inc. and Sunovia Solar, Inc.(2)

3.3	Certificate of Merger between Sun Energy Solar, Inc. and Sunovia Solar, Inc. (2)

3.4	Certificate of Merger between Acadia Resources, Inc. and Sunovia Energy Technologies, Inc. (2)

3.5	Articles of Incorporation (3)

3.6	ByLaws (3)

3.7	Articles of Merger Pursuant to NRS 92.A.200 (18)

4.1	Form of Subscription Agreement (4)

4.2	Nonstatutory Stock Option Agreement between Evolucia Inc. and Charles B. Rockwood (19)

4.3	Common Stock Purchase Warrant issued to Thomas Siegfried (20)

4.4	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.5	Common Stock Purchase Warrant issued to Burton "Skip" Sack (20)

4.6	Form of Subscription Agreement by and between Evolucia Inc. and Accredited Investors (23)

4.7	Form of 14% Callable Promissory Note (23)

4.8	Form of Warrant (23)

4.9	Form of Security Agreement (23)

4.10	Promissory Note dated November 26, 2013 issued to Sack Family Investment Fund, LLC (25)

4.11	Common Stock Purchase Warrant dated November 26, 2013 issued to Sack Family Investment Fund, LLC (25)

4.12	2013 Flexible Incentive Stock Plan (26)

4.13	Form of Conversion Agreement – Replacement Notes (27)

4.14	Form of Convertible Promissory Note – Replacement Notes(27)

4.15	Form of Security Agreement – Replacement Notes(27)

4.16	Form of Securities Purchase Agreement – New Notes(27)

4.17	Form of Convertible Promissory Note – New Notes(27)

4.18	Form of Security Agreement – New Notes(27)

10.1	Cancellation of Royalty Agreement (5)

10.2	Agreement between the Registrant and Carl Smith dated February 2, 2011(5)

10.3	Agreement between Sun Energy Solar, Inc. (predecessor in interest to Sunovia Solar, Inc.) and EPIR Technologies, Inc. dated November 1, 2007 (2)

10.4	Amended and Restated Research, Development and Supply Agreement, dated January 24, 2008, between EPIR Technologies, Inc. and the Registrant (6)

10.5	Stock Purchase Agreement between EPIR Technologies, Inc. and the Registrant dated January 24, 2008 (6)

10.6	Sunovia Energy Technologies, Inc. 2008 Incentive Stock Plan dated May 1, 2008 (7)

10.7	Common Stock Purchase Warrant between the Registrant and EPIR Technologies, Inc. dated April 15, 2009 (8)

10.8	Amendment No. 1 to the Amended and Restated Research, Development, and Supply Agreement dated April 15, 2009 (8)

10.9	Form of Secured Convertible Debenture dated September 15, 2009 (9)

10.10	Form of Security Agreement dated September 15, 2009(9)

10.11	Form of Subsidiary Guarantee dated September 15, 2009 (9)

10.12	Form of Securities Purchase Agreement dated September 15, 2009(9)

10.13	Form of Promissory Note December, 2009 and January, 2010 (10)

10.14	Form of Promissory Note February, 2010 (10)

10.15	Form of Subscription Agreement dated August 24, 2010 ($.02 per share) (11)

10.16	Executive Employment Agreement between Arthur Buckland and the Registrant effective September 7, 2010 (12)

10.17	Settlement Agreement between the Registrant and EPIR Technologies, Inc. (13)

10.18	Form of 9% Convertible Promissory Note (14)

10.19	Form of 10% Promissory Note (15)

10.20	Form of 10% Convertible Secured Promissory Note Due July 1, 2013(15)

10.21	Consulting Agreement with VM5 Ventures, LLC (15)

10.22	Employment Agreement by and between the Company and Mel Interiano dated June 4, 2012 (16)

10.23	Termination and Settlement Agreement by and between the Company and VM5 Ventures LLC dated June 4, 2012 (16)

10.24	Manufacturing, Development and Investment Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Leader Electronics, Inc. (17)

10.25	Sales Representation Agreement, dated July 16, 2012, by and between Evolucia, Inc. and Leader r Electronics, Inc. (17)

10.26	Securities Purchase Agreement, dated July 16, 2012, by and between Sunovia Energy Technologies, Inc. and Jiangsu Leader Electronics, Inc. (17)

10.27	Executive Employment Agreement by and between Evolucia Inc. and Charles B. Rockwood dated September 13, 2012 (19)

10.28	Master Agreement by and between Evolucia Inc. and Sunovia Energy Technologies Europe Sp. z o.o., a Polish Corporation, dated March 19, 2013 (21)

10.29	Settlement Agreement and General Release by and between Evolucia Inc., on one hand, and Arthur Buckland, individually, and as custodian for Marc Buckland and Eunice Buckland on the other hand

10.30	Evolucia, Inc. 2013 Incentive Stock Plan (22)

10.31	Evolucia, Inc. 2013 Incentive Stock Plan (22)

10.32	Employment Agreement by and between Evolucia Inc. and Thomas Seifert dated April 24, 2014 (28)

31.1	Certification of Interim Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S. C. Section 1350

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007

(2)	Incorporated by reference to the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on December 21, 2007

(3)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 1, 2007

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2008

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 16, 2009

(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2010.

(12)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission in August 27, 2010.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2011.

(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the Transition Period ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012.

(19)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013

(22)	Incorporated by reference to the Current Report on Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 25, 2013.

(23)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

(24)	Incorporated by reference to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

(25)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

(26)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 30, 2014.

(27)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

(28)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2014.

(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUCIA, INC.

Signature	Title	Date

/s/THOMAS SEIFERT	Chief Executive Officer and Chief Financial Officer	November 14, 2014
Thomas Seifert	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)