Form 10-Q/A
period 2014-09-30
Evolucia Inc.
filed 2015-10-15
CIK 1383006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
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
Yes   ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 27, 2015 was 1,355,269,085.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the Form 10-Q/A) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2014 (the “Original Form 10-Q”). .

The purpose of this Form 10-Q/A is to disclose the default of certain Callable Promissory Notes, and events of default as to certain of these Notes, which default was not disclosed in the Original Form 10-Q.  This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosure herein to reflect any events that occurred at a later date.

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

Interest accrued on these notes at September 30, 2014 is $192,383.

NOTE H – NOTES PAYABLE
	Interest Rate	Warrants	Maturity Date	September 30, 2014	December 31, 2013

Note Payable, former officer	9.0%	-	April 2014 (in default)	$359,537	$359,537
Notes Payable (“PPM#1”)	14.0%	51,501,757	April, May and August 2016 (in default)	1,074,950	3,155,187
Less: Unamortized Portion of Discount				(1,016,139)	(2,671,398)
Notes Payable, affiliates	12.5%	40,000,000	February 2015	1,261,709	560,000
Non-interest bearing advances, affiliates	n/a		Demand	222,500	10,000
Notes Payable, affiliate company	15.0%		Demand	100,000	96,779
Notes Payable	12.0%		July 2013 (in default)	193,326	498,968
Note Payable	10.0%		February 2015	40,000	-
Note Payable, former officer	12.5%		February 2015	5,000	-
Callable Notes Payable, affiliates	14.0%		Callable	125,000	-
Note Payable, 7040 Note	8.0%		July 2018	1,100,000	-
				3,465,883	2,009,073
Less: current portion				(936,474)	(664,642)
		91,601,757		$2,529,409	$1,344,431

Note payable, former officer

During March 2013, the Company settled a dispute related to an employment contract with a former officer by issuing a note payable for $359,537, bearing interest at 9% per annum and due in April 2014.

Interest accrued on this note at September 30, 2014, 2014 was $48,537.

Notes payable (“PPM#1”)

As of September 30, 2014, the total balance outstanding related to PPM #1 is $1,074,950. During the quarter ended March 31, 2014, a portion of the accredited investors that participated in the PPM #1 offering agreed to exchange their PPM #1 securities, representing an aggregate of $2,080,237 in principal and $228,606 in accrued interest, and PPM #1 Warrants to acquire an aggregate of 99,665,910 shares of common stock, for 8% Secured Convertible Promissory Notes (the "Replacement Notes") with a face value of $2,308,843 (See Note G).  The PPM#1 notes are presently in default due to the Company suspending interest payments associated with the notes.

On April 22, 2013, as part of PPM #1, the Company issued Jennifer Laurent (“Laurent”) a 14% Callable Promissory Note (the “”Laurent Note”) and related common stock purchase warrant to acquire 14,373,252 shares of common stock in consideration of $300,000.  The Laurent Note is secured by all of the assets of the Company.  On July 25, 2014, Laurent provided the Company with a default notice advising that the Company is in default and demanding payment.  As a result, in accordance with its terms, an event of default occurred as to the Laurent Note effective on or about September 23, 2014, and the Company is obligated to pay the outstanding principal of $300,000 and accrued interest.  Accrued interest on the Laurent Note is $103,482 as of June 30, 2015.  On May 1, 2015, Laurent filed a complaint against the Company and its subsidiary in the U.S. District Court for the Middle District of Florida (Civil Action No. 8:15-cv-1061-T-27-AEP) claiming breach of Laurent Note and security agreement and is seeking to foreclose on the Company’s assets.

On May 22, 2013, as part of PPM #1, the Company issued Willem Malestein (“Malestein”) a 14% Callable Promissory Note (the “”Malestein Note”) and related common stock purchase warrant to acquire 2,395,542 shares of common stock in consideration of $50,000.  The Malestein Note is secured by all of the assets of the Company.  On July 16, 2014, Malestein provided the Company with a default notice advising that the Company is in default and demanding payment.  As a result, in accordance with its terms, an event of default occurred as to the Malestein Note is in default effective on or about September 15, 2014, and the Company is obligated to pay the outstanding principal of $50,000 and accrued interest.  Accrued interest on the Malestein Note is $16,912 as of June 30, 2015.

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

On April 22, 2013, as part of PPM #1, the Company issued Jennifer Laurent (“Laurent”) a 14% Callable Promissory Note (the “Laurent Note”) and related common stock purchase warrant to acquire 14,373,252 shares of common stock for consideration of $300,000.  The Laurent Note is supported by a Security Agreement identifying substantially all of the assets of the Company.  On July 25, 2014, Laurent provided notice to the Company of its failure to make scheduled interest payments as required by the Note.  After receiving this notice, the Company did not make such interest payments within the 60-day cure period provided for under the Note.  As a result, in accordance with the terms of the Laurent Note, effective on or about September 23, 2014, the Company became obligated to pay the outstanding principal of $300,000 and the accrued interest, which was $103,482 as of June 30, 2015.  On May 1, 2015, Laurent filed a complaint against the Company and its subsidiary in the U.S. District Court for the Middle District of Florida (Civil Action No. 8:15-cv-1061-T-27-AEP) claiming breach of the Laurent Note and the related security agreement and seeking to foreclose on the Company’s assets.  The Company moved to dismiss portions of the Complaint and Laurent ultimately amended her Complaint.  The lawsuit brought by Laurent is set for trial in July 2016.

On May 22, 2013, as part of PPM #1, the Company issued Willem Malestein (“Malestein”) a 14% Callable Promissory Note (the “Malestein Note”) and related common stock purchase warrant to acquire 2,395,542 shares of common stock in consideration of $50,000.  The Malestein Note is supported by a Security Agreement identifying substantially all of the assets of the Company.  On July 16, 2014, Malestein provided notice to the Company of its failure to make scheduled interest payments as required by the Note.  After receiving this notice, the Company did not make such interest payments within the 60-day cure period provided for under the Note.  As a result, in accordance with the terms of the Malestein Note, effective on or about September 14, 2014, the Company became obligated to pay the outstanding principal of $50,000 and the accrued interest, which was $16,912 as of June 30, 2015.  On September 22 2014, Malestein filed a complaint against the Company in the Circuit Court of the 12th Judicial Circuit in Sarasota County, Florida (Case No.2014 005537 NC) seeking damages from the Company as a result of the Company’s failure to make payment on the Malestein Note.  In connection with the litigation, a default judgment in the amount of $63,056.09, bearing interest at the rate of 4.75%, was entered against the Company in favor of Malestein on May 29, 2015.

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

ITEM 3. EVENTS OF DEFAULT UPON SENIOR SECURITIES

On April 22, 2013, as part of PPM #1, the Company issued Jennifer Laurent (“Laurent”) a 14% Callable Promissory Note (the “”Laurent Note”) and related common stock purchase warrant to acquire 14,373,252 shares of common stock in consideration of $300,000.  The Laurent Note is secured by all of the assets of the Company.  On July 25, 2014, Laurent provided the Company with a default notice advising that the Company is in default and demanding payment.  As a result, in accordance with its terms, an event of default occurred as to the Laurent Note effective on or about September 23, 2014, and the Company is obligated to pay the outstanding principal of $300,000 and accrued interest.  Accrued interest on the Laurent Note is $103,482 as of June 30, 2015.  On May 1, 2015, Laurent filed a complaint against the Company and its subsidiary in the U.S. District Court for the Middle District of Florida (Civil Action No. 8:15-cv-1061-T-27-AEP) claiming breach of Laurent Note and security agreement and is seeking to foreclose on the Company’s assets.

On May 22, 2013, as part of PPM #1, the Company issued Willem Malestein (“Malestein”) a 14% Callable Promissory Note (the “”Malestein Note”) and related common stock purchase warrant to acquire 2,395,542 shares of common stock in consideration of $50,000.  The Malestein Note is secured by all of the assets of the Company.  On July 16, 2014, Malestein provided the Company with a default notice advising that the Company is in default and demanding payment.  As a result, in accordance with its terms, an event of default occurred as to the Malestein Note effective on or about September 15, 2014, and the Company is obligated to pay the outstanding principal of $50,000 and accrued interest.  Accrued interest on the Malestein Note is $16,912 as of June 30, 2015.

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

EVOLUCIA, INC.

Signature	Title	Date

/s/THOMAS SEIFERT	Chief Executive Officer and Chief Financial Officer	October 15, 2015
Thomas Seifert	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)